Form 10-Q
BAILEY CORP
filed 1995-03-14
CIK 753237

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 1-9411

                         BAILEY CORPORATION
      (Exact name of registrant as specified in its charter)

                  Delaware                              13-3229215
(State or other jurisdiction of incorporation     (I.R.S. Employer
              or organization)                     Identification No.)

      700 Lafayette Road, P.O. Box 307, Seabrook, NH     03874
         (Address of principal executive offices)     (Zip Code)


                            (603) 474-3011
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  X           No ____
-------------------------------------------------------------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     As of March 9, 1995, the number of shares of $.10 par value per share common stock outstanding was 5,353,558.


PART 1.   -   FINANCIAL INFORMATION.

ITEM 1.       FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by Bailey Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading. It is recommended that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual
Report on Form 10-K for the fiscal year ended July 31, 1994.

     In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Bailey Corporation and Subsidiaries as of January 29, 1995, the results of their operations for the three and six months ended January 29,
1995 and January 30, 1994, and the cash flows for the six months then ended, have been included.
-------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
JANUARY 29, 1995 and JULY 31, 1994
(in thousands)


                                                                             Jan 29         Jul 31
                                                                              1995           1994
                                                                             ------         ------

              ASSETS


Current assets:
    Cash                                                                   $   331        $   201
    Restricted cash                                                            500            500
    Accounts receivable                                                     26,426         19,809
    Inventories:
       Raw materials                                                         8,864          7,433
       Work-in-process                                                       2,812          2,480
       Finished goods                                                        4,111          3,548
       Tooling                                                               5,828          2,039
                                                                           -------        -------
       Total inventories                                                    21,615         15,500
                                                                           -------        -------
    Prepaid expenses and other current assets                                1,886          1,419
    Deferred income taxes                                                    1,142          1,142
                                                                           -------        -------
       Total current assets                                                 51,900         38,571
Property, plant and equipment, net                                          45,474         43,240
Other assets, net                                                           10,558          9,910
                                                                           -------        -------
                                                                          $107,932        $91,721
                                                                          ========        =======
----------------------------------------------------------------------------------------------------

___LIABILITIES AND STOCKHOLDERS' EQUITY___

Current liabilities:
    Bank overdraft                                                       $   3,707        $   321
    Short-term debt                                                          8,772          3,846
    Current portion of long-term debt                                        2,029          1,690
    Accounts payable                                                        25,517         18,554
    Accrued liabilities and other current liabilities                        4,864          6,468
    Income taxes payable                                                       423            126
                                                                          --------        -------
       Total current liabilities                                            45,312         31,005
Long-term debt, less current portion                                        35,633         35,438
Other long-term liabilities                                                  2,060          2,104
Deferred income taxes                                                        2,574          2,574
                                                                          --------        -------
       Total liabilities                                                  $ 85,579        $71,121
                                                                          --------        -------
Stockholders' equity:
    Common stock                                                               539            538
    Additional paid-in capital                                              13,607         13,587
    Retained earnings                                                        8,776          6,781
    Minimum pension liability adjustment                                      (306)          (306)
    Treasury stock                                                            (263)             -
                                                                          --------        -------
       Total stockholders' equity                                           22,353         20,600
                                                                          --------        -------
                                                                          $107,932        $91,721
                                                                          ========        =======

------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 29, 1995 AND JANUARY 30, 1994 (in thousands, except share and per share data)



                                                                 Three Months Ended      Six Months Ended
                                                                 Jan 29      Jan 30      Jan 29    Jan 30
                                                                  1995        1994        1995      1994
                                                                 ------      ------      ------    ------

Net sales                                                        $41,057    $26,653      $86,234   $53,556
                                                                 -------    -------      -------   -------
Cost and expenses:
   Cost of products sold                                          35,578     22,695       74,015    45,540
   Selling, general and administrative expenses                    3,702      2,105        7,087     4,087
      	Operating income                                            1,777      1,853        5,132     3,929
    Interest expense (net)                                           892        411        1,752       861
                                                                 -------    -------      -------   -------
    Income before income taxes                                       885      1,442        3,380     3,068
Provision for income taxes                                           363        575        1,385     1,261
                                                                 -------    -------      -------   -------
       	Net income                                               $   522    $   867      $ 1,995   $ 1,807
                                                                 =======    =======      =======   =======
Net income per common share:
       	Primary                                                    $ .10      $ .16        $ .37     $ .34

       	Fully diluted                                              $ .10      $ .16        $ .35     $ .34

Weighted average shares outstanding:
       	Primary                                                5,440,000  5,551,000    5,457,000 5,253,000

       	Fully diluted                                          6,409,000  5,693,000    6,427,000 5,443,000


-------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JANUARY 29, 1995 AND JANUARY 30, 1994
(in thousands)

                                                                            Six Months Ended
                                                                           Jan 29      Jan 30
                                                                            1995        1994
                                                                           ------      ------

Cash flows from operating activities:
  Net income                                                               $1,995     $ 1,807
                                                                           ------     -------
  Adjustments to reconcile net income to cash
    used in operating activities:
      Depreciation and amortization                                         2,667       1,544
      Gain on disposal of property, plant and equipment                         -          18
      Deferred income taxes                                                     -         541
      Gain on early payment of debt                                             -        (165)
      Change in assets and liabilities net of effects
        of acquisitions:
            Increase in accounts receivable                                (6,617)       (789)
            Increase in inventories                                        (6,115)     (2,887)
            (Increase) decrease in prepaid expenses and
               other current assets                                          (467)        252
            Increase in other assets - net                                   (690)       (723)
            Increase in accounts payable                                    6,963       1,191
            Decrease in accrued liabilities and other
              current liabilities                                          (1,604)       (661)
            Increase (decrease) in income taxes payable                       297      (1,078)
            Decrease in other liabilities                                     (44)       (382)
                                                                           ------      ------
               Net cash used in operating activities                       (3,615)     (1,332)
                                                                           ------      ------
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                     (3,566)     (2,427)
                                                                           ------      ------
               Net cash used in investing activities                       (3,566)     (2,427)
                                                                           ------      ------
Cash flows from financing activities:
  Increase (decrease) in short-term debt (including
    bank overdrafts), net                                                   8,312      (2,479)
  Payments on long-term debt and capital leases                              (759)     (4,083)
  Purchase of treasury stock                                                 (263)          -
  Proceeds from issuance of common stock                                        -      10,605
  Proceeds from exercise of stock options                                      21         165
                                                                           ------      ------
               Net cash provided by financing activities                    7,311       4,208
                                                                           ------      ------
               Net increase in cash                                           130         449

Cash, beginning of period                                                     201         256
                                                                           ------     -------
Cash, end of period                                                        $  331     $   705
                                                                           ======     =======

Cash paid for:
  Interest                                                                 $1,503     $   861
  Income taxes                                                                799       1,890

Supplemental disclosures:
  Gain on debt extinguishment                                              $    -     $   165
  Assets acquired under capitalized leases                                  1,293         209


-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     SECOND QUARTER FISCAL 1995 VS SECOND QUARTER FISCAL 1994

     Net sales for the second quarter ended January 29, 1995 increased
$14.4 million, or 53.9%, to $41.1 million compared to $26.7 million in the second quarter of fiscal 1994. The increased sales are net of certain planned price decreases that were in effect during the period this year compared to the second quarter of the prior year. Contributing to the sales increase was $14.2 million of sales of the product lines acquired in the July 1994 purchase of assets of Premix/E.M.S. Inc. (the "Premix/EMS Acquisition"), plus $1.6 million of new products introduced since the beginning of the fiscal year and a $3.1 million increase in sales of certain products carried over from the prior year. These increases were offset by a $2.5 million period-to-period sales decrease related to certain other carry-over products, and the elimination of $2.0 million of sales related to the Tempo/Topaz program which phased out during the latter half of fiscal 1994.

     While sales increased in the second quarter of fiscal 1995 over the second quarter of fiscal 1994, second quarter 1995 sales nevertheless reflected a
-------------------------------------------------------------------------------
softening of customer production schedules and delayed new product launches during the period. Accordingly, net sales in the fiscal quarter ended Jan-uary 29, 1995 were 9.1% lower than the $45.2 million of sales reported for the preceding first quarter of fiscal 1995.

     Gross Profit in the second quarter ended January 29, 1995 increased $1.52 million, or 38.4%, to $5.48 million compared to $3.96 million in the second quarter of fiscal 1994. This increase was primarily due to higher sales volume compared to the same period of the prior year. As a percentage of net sales, however, gross profit for the second quarter declined to 13.3% from 14.9% in the second quarter of the prior year. Contributing to the contraction of gross margin were the aforementioned price decreases, changes in the product mix toward components with lower gross margins including the product lines acquired in the Premix/EMS Acqusition, and costs associated with product launches that were subject to customer delays during the quarter.

     Selling, general and administrative expenses in the second quarter ended January 29, 1995 increased $1.6 million, or 75.8%, to $3.7 million compared to $2.1 million in the second quarter of fiscal 1994. The increase was attribu-table to planned increases in engineering, design and program management acti-vities and the inclusion this year of the operations acquired in the Premix/EMS Acquisition. As a percentage of net sales, selling, general and administrative expenses were 9.0% in the second quarter compared to 7.9% in the second quarter of fiscal 1994.

     Interest expense for the second quarter ended January 29, 1995 increased $481,000, or 117%, to $892,000 compared to $411,000 in the second quarter of fiscal 1994. The increase was attributable to the inclusion of interest on additional debt this year that resulted from the Premix/EMS Acquisition.

     The Company's effective tax rate was 41% in the second fiscal quarter of 1995 compared to 40% in the second fiscal quarter of 1994.

     Net income in the second quarter ended January 29, 1995 declined $345,000, or 39.8%, to $522,000 compared to $867,000 in the second quarter of the prior year. The decrease is primarily attributable to the reduced rate of gross margin on net sales in the period. As a percentage of net sales, net income in the second quarter of fiscal 1995 decreased to 1.3% compared to 3.3% in the second quarter of fiscal 1994. Net income per fully diluted share declined 37.5% to $.10 in the second quarter of fiscal 1995. Fully diluted share amounts reflect a 12.6% increase in shares outstanding calculated on a weighted average of 6,409,000 shares outstanding in the fiscal 1995 period compared to 5,693,000 in the same period of the prior year.

     FIRST SIX MONTHS FISCAL 1995 VS FIRST SIX MONTHS FISCAL 1994

     Net sales in the six months ended January 29, 1995 increased $32.6 mil-lion, or 60.8%, to $86.2 million compared to $53.6 million in the first six months of fiscal 1994. The increased sales are net of planned price decreases that were effected during the period. The sales increase was made up of $28.5 million of sales of the product lines acquired in the Premix/EMS Acquisition, plus $1.8 million of new products introduced since the beginning of the fiscal year, and a $10.5 million increase in sales of certain products carried over from the prior year. These increases were offset by a $3.1 million period-to-period sales decrease related to certain other carry-over products and the elimination of $5.1 million of sales related to the Tempo/Topaz program which phased out during the latter half of the prior fiscal year.
--------------------------------------------------------------------------------

     Gross profit for the six months ended January 29, 1995 increased $4.2 million, or 52.4%, to $12.2 million compared to $8.0 million in the fiscal 1994 six months. The increase was due in most part to the higher sales volume this year compared to the corresponding period last year. Gross profit as a percent-age of net sales in the first months of fiscal 1995 declined to 14.2% from 15.0% in the same period of the prior year. This contraction of gross margin is attributable to price decreases that took effect during the first six months, changes in product mix toward components with lower gross margins including the product line acquired in the Premix/EMS Acquisition and certain product launch costs incurred during the period.

     Selling, general and administrative expenses in the six months ended Jan-uary 29, 1995 increased $3.0 million, or 73.3%, to $7.09 million compared to $4.09 million in the fiscal 1994 six months. The increase reflects planned additions to engineering, design and program management activities and addi-tions resulting from the Premix/EMS Acquisition. As a percentage of net sales, selling, general and administrative expenses were 8.2% in the first six months compared to 7.6% in the same period of the prior year.

     Interest expense in the six months ended January 29, 1995 increased $891,000, or 103%, to $1.75 million compared to $861,000 in the 1994 fiscal six months. The increase was attributable to the addition of the Premix/EMS Acqui-sition debt.

     For the first six months of fiscal 1995 and the first six months of the prior fiscal year the Company's effective tax rate was 41%.

     Net income for the six months ended January 29, 1995 increased $188,000, or 10.4%, to $2.0 million ($.35 per fully diluted share) compared to $1.8 million ($.34 per fully diluted share) in the same period of the prior year. Fully diluted per share amounts reflect an 18.1% increase in shares outstanding cal-culated on a weighted average of 6,427,000 shares outstanding in the fiscal 1995 six months compared to 5,443,000 shares outstanding in the same period of fiscal 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1995 ended January 29, 1995 cash flow
- defined as the sum of net income plus depreciation and amortization - totaled $4.66 million while capital expenditures, including assets acquired under cap-italized leases, totaled $4.86 million.

     Also, during the first six months, increased levels of operating activi-ties resulted in increased investments in working capital assets, primarily accounts receivable, raw material inventories and tooling inventories. The tooling inventory increase was associated with development of molds and second-ary equipment for new product programs to be launched later in the fiscal year.

     These investments were funded primarily by utilization of the line-of-credit available under the Company's bank credit agreement, increases in accounts payable, and lease financing.

     During the first six months, in accordance with a previously announced share re-purchase plan, the Company bought back 40,000 shares of its $.10 par value common stock at an average purchase price of $6.574 per share. Addi-tional purchases may be made from time to time in the future consistent with
-------------------------------------------------------------------------------
the judgment of the Company as to market conditions and the availability of funds for this purpose.

     Considering funds currently available, expected cash flow from operations and the availability of credit under bank credit and leasing facilities, the Company anticipates sufficient financial resources to meet its requirements for at least the next twelve months.

PART II. -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On November 15, 1994, Judge Stephen McAuliffe of the United States District Court for the District of New Hampshire entered a judgment in favor of the Company in VICKI MATCH SUNA AND LORI ROSEN V. BAILEY CORPORATION, granting the Company's motion to dismiss the action. The plaintiffs have since filed a motion to vacate the judgment, reopen the case, amend the complaint and add additional defendants. The Company has opposed this motion, and the court has not issued a decision.

     With respect to other legal proceedings, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, filed with the Securities and Exchange Commission on October 31, 1994.

ITEM 5.     OTHER INFORMATION

                		  None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       	    (a)     Exhibit Index is set forth below.

            (b)     None.

--------------------------------------------------------------------------------



                            ___EXHIBIT INDEX___

_EXHIBIT_           _TITLE_                           _METHOD OF FILING_
  _No._


3.1    Certificate of Incorporation                    Incorporated by
                                                       reference from Form
                                                       10-K, Exhibit 3.01            filed on October 24, 1992

3.2    Bylaws                                          Incorporated by
                                                       reference from Form
                                                       10-K, Exhibit 3.02            filed October 24, 1992

10.01  Amended and Restated Agreement of Purchase      Incorporated by
       and Sale, dated May 5, 1992, and effective      reference from Form
       as of April 9, 1992                             8-K, Exhibit 2.01             filed on July 13, 1992

10.02  Subordinated Debenture due June 25, 1995, in    Incorporated by
       the amount of $200,000 issued to Anthony A.     reference from Form
       Martino                                         8-K, Exhibit 4.01             filed on July 13,	1992

10.03  Warrant to Purchase 50,000 Shares of Common     Incorporated by
       Stock of Bailey Corporation dated June 26,      reference from Form
       1992, as issued to Anthony A. Martino           8-K, Exhibit 4.02             filed on July 13, 1992

10.04  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to Allan B.        reference from Form
       Freedman                                        8-K, Exhibit 4.03             filed on July 13,	1992

10.05  Warrant to Purchase 12,500 Shares of Common     Incorporated by
       Stock of Bailey Corporation dated June 26,      reference from Form
       1992, as issued to Allan B. Freedman            8-K, Exhibit 4.04             filed on July 13,	1992

10.06  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to self-directed   reference from Form
       pension account FBO Roger R. Phillips           8-K, Exhibit 4.05             filed on July 13,	1992

10.07  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to William A.      reference from Form
       Taylor                                          8-K, Exhibit 4.06             filed on July 13,	1992

10.08  Subordinated Debenture due June 29, 1995, in    Incorporated by
       the amount of $50,000 issued to self-directed   reference from Form
       pension account FBO Roger R. Phillips           8-K, Exhibit 4.07             filed on July 13,	1992

10.09  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to Louis T. Enos   reference from Form
                                                       8-K, Exhibit 4.08             filed on July 13,	1992
------------------------------------------------------------------------------------------------------------

10.10  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to John G. Owens   reference from Form
                                                       8-K, Exhibit 4.09             filed on July 13, 1992

10.11  Subordinated Debenture due June 26, 1995, in    Incorporated by
       the amount of $50,000 issued to E Gordon Young  reference from Form
                                                       8-K, Exhibit 4.10             filed on July 13, 1992

10.12  Conformed copy of Subordinated Debenture        Incorporated by
       Purchase Agreement entered into by Louis T.     reference from Form
       Enos, John G. Owens, and E Gordon Young with    8-K, Exhibit 4.11
       Bailey Corporation                                                            filed on July 13, 1992


10.13  Conformed copy of Subordinated Debenture and    Incorporated by
       Warrant Purchase Agreement entered into by      reference from Form
       Allan B. Freedman, Anthony A. Martino, Orion    8-K, Exhibit 4.12
       Group Money Purchase Plan FBO Roger R.                                        filed on July 13, 1992
       Phillips and William A. Taylor with Bailey
       Corporation

10.14  Warrant to Purchase 115,794 Shares of Common    Incorporated by
       Stock of Bailey Corporation issued to Heller    reference from Form
       Financial, Inc. dated November 16, 1988         10-K, Exhibit 4.13            filed October 24, 1992

10.15  Stock and Note Purchase Agreement dated April   Incorporated by
       13, 1993                                        reference from
                                                       Registration
                                                       Statement on Form S-3,
                                                       Registration No. 33-62698

10.16  Form of 9% Convertible Subordinated Promissory  Incorporated by
       Note Due 2000                                   reference from
                                                       Registration
                                                       Statement on Form S-3
                                                       Registration No.	33-62698

10.17  Lease between Rall Leasing, Ltd. (Landlord)     Incorporated by
       and Bailey Corporation (Tenant) for premises    reference from Form
       located in Cuba, Missouri, dated November 1,    10-K, Exhibit 10.01
       1985, together with Assignment by Rall                                        filed on October 24, 1992
       Leasing, Ltd. to Rall Leasing Associates

10.18  Bailey Corporation 1986 Incentive Stock Option  Incorporated by
       Plan                                            reference from Form
                                                       10-K, Exhibit 10.02           filed on October 24, 1992

10.19  Lease for Dearborn, Michigan, premises dated    Incorporated by
       December 11, 1991, between Ford Motor Land      reference from Form
       Development Corporation and Bailey              10-K, Exhibit 10.03
       Manufacturing Corporation                                                     filed on October 24, 1992

10.20  Long-Term Agreement between Ford Motor Company  Incorporated by
       and Bailey Manufacturing Corporation dated      reference from Form
       June 24, 1992, and effective for the term       10-K, Exhibit 10.04
       August 1, 1992, to December 31, 1995                                          filed on October 24, 1992
---------------------------------------------------------------------------------------------------------------

10.21  Employment and Option Agreement between Bailey  Incorporated by
       Transportation Products, Inc. and Anthony A.    reference from Form
       Martino dated as of June 26, 1992               8-K, Exhibit 28.1             filed on July 13, 1992

10.22  Non-Negotiable Working Capital Note dated June  Incorporated by
       26, 1992, in the amount of $500,000 from        reference from Form
       Bailey Transportation Products, Inc. and        8-K, Exhibit 28.2
       payable to TransPlastics, Inc.                                                filed on July 13, 1992

10.23  Non-Negotiable Purchase Note dated June 26,     Incorporated by
       1992, in the amount of $1,868,953 from Bailey   reference from Form
       Transportation Products, Inc. and payable to    8-K, Exhibit 28.3
       TransPlastics, Inc.                                                           filed on July 13, 1992

10.24  Trust Agreement dated as of April 1, 1988,      Incorporated by
       between the State of Ohio and The Provident     reference from Form
       Bank, Trustee                                   10-K, Exhibit 10.08           filed on October 24, 1992

10.25  Twenty-Eighth Supplemental Trust Agreement      Incorporated by
       dated as of July 1, 1992, between the State of  reference from Form
       Ohio and The Provident Bank, Trustee            10-K, Exhibit 10.09           filed on October 24, 1992

10.26  Ohio State Economic Development Revenue Bond    Incorporated by
       in the amount of $3,170,000 as issued to The    reference from Form
       Prudential Insurance Company of America         10-K, Exhibit 10.10           filed on October 24, 1992

10.27  Guaranty Agreement dated as of July 1, 1992,    Incorporated by
       among Bailey Corporation, Bailey                reference from Form
       Transportation Products, Inc., and The          10-K, Exhibit 10.11
       Provident Bank, Trustee                                                       filed on October 24, 1992

10.28  Lease dated July 1, 1992, between the Director  Incorporated by of Development of the State of Ohio and Bailey  reference from Form
       Transportation Products, Inc.                   10-K, Exhibit 10.12           filed on October 24, 1992

10.29  Amended and Restated Credit Agreement among     Incorporated by
       BayBank, Bailey Corporation, and Bailey         reference from Form
       Manufacturing Corporation dated April 30, 1992  10-K, Exhibit 10.13           filed on October 24, 1992

10.30  First Amendment to Amended and Restated Credit  Incorporated by
       Agreement among BayBank, Bailey Corporation,    reference from Form
       and Bailey Manufacturing Corporation dated      10-K, Exhibit 10.14
       June 26, 1992                                                                 filed on October 24, 1992

10.31  Second Amendment to Amended and Restated        Incorporated by
       Credit Agreement among BayBank, Bailey          reference from
       Corporation, and Bailey Manufacturing           Registration
       Corporation dated July 26, 1992                 Statement on Form S-2,
                                                       Registration No. 33-66244

10.32  Third Amendment to Amended and Restated Credit  Incorporated by
       Agreement among BayBank, Bailey Corporation,    reference from
       and Bailey Manufacturing Corporation dated      Registration
       January 29, 1993                                Statement on Form S-2,
                                                       Registration No. 33-66244
-----------------------------------------------------------------------------------------------------------------

10.33  Consent and Fourth Amendment to Amended and     Incorporated by
       Restated Credit Agreement among BayBank,        reference from
       Bailey Corporation, and Bailey Manufacturing    Registration
       Corporation dated July 1, 1993                  Statement on Form S-2,
                                                       Registration No. 33-66244

10.34  Loan Agreement dated as of July 29, 1992,       Incorporated by
       between the Director of Development of the      reference from Form
       State of Ohio and Bailey Transportation         10-K, Exhibit 10.15
       Products, Inc.                                                                filed on October 24, 1992

10.35  Promissory Note dated July 29, 1992, in the     Incorporated by
       principal amount of $1,000,000 from Bailey      reference from Form
       Transportation Products, Inc. payable to the    10-K, Exhibit 10.16
       Director of Development of the State of Ohio                                  filed on October 24, 1992

10.36  Subordination Agreement dated as of July 26,    Incorporated by
       1992, among Bailey Transportation Products,     reference from Form
       Inc., the Director of Development of the State  10-K, Exhibit 10.17
       of Ohio, The Provident Bank, Trustee, and                                     filed on October 24, 1992
       Ashtabula County 503 Corporation

10.37  Guaranty dated as of July 29, 1992, by Bailey   Incorporated by
       Corporation to the Director of Development of   reference from Form
       the State of Ohio                               10-K, Exhibit 10.18           filed on October 24, 1992

10.38  Bill of Sale from Bailey Corporation and        Incorporated by
       Bailey Manufacturing Corporation to Anthony A.  reference from Form
       Martino for one Farrel Injection Molding        10-K, Exhibit 10.19
       Machine dated August 17, 1992                                                 filed on October 24, 1992

10.39  Lease and Security Agreement for Farrel         Incorporated by
       Injection Molding Machine between Anthony A.    reference from Form
       Martino (Lessor) and Bailey Transportation      10-K, Exhibit 10.20
       Products, Inc. (Lessee) dated August 17, 1992                                 filed on October 24, 1992

10.40  Lease and Security Agreement for Farrel         Incorporated by
       Injection Molding Machine between Anthony A.    reference from
       Martino (Lessor) and Bailey Transportation      Registration
       Products, Inc. (Lessee) dated November 19,      Statement on Form S-2,
       1992                                            Registration No. 33-66244

10.41  Lease and Security Agreement for Farrel         Incorporated by
       Injection Molding Machine between Anthony A.    reference from
       Martino (Lessor) and Bailey Transportation      Registration
       Products, Inc. (Lessee) dated March 1, 1993     Statement on Form S-2,
                                                       Registration No. 33-66244

10.42  Agreement for Purchase and Sale of Assets       Incorporated by
       between Bailey Corporation, Bailey              reference from
       Manufacturing Corporation and The Boler         Registration
       Company regarding Bailey Corporation's          Statement on Form S-2,
       purchase of the assets and business of the      Registration No. 33-66244
       Contour division of The Boler Company, dated
       July 1, 1993
------------------------------------------------------------------------------------------------------------

10.43  Indemnification Agreement between Bailey        Incorporated by
       Corporation, Bailey Manufacturing Corporation,  reference from
       and The Boler Company, dated July 1, 1993       Registration
                                                       Statement on Form S-2,
                                                       Registration No. 33-66244

10.44  Non-Negotiable Fixed Asset Note in the amount   Incorporated by
       of $5,046,730 given by Bailey Corporation and   reference from
       Bailey Manufacturing Corporation to The Boler   Registration
       Company, dated July 1, 1993                     Statement on Form S-2,
                                                       Registration No. 33-66244

10.45  Non-Negotiable Working Capital Promissory Note  Incorporated by
       in the amount of $1,174,606 given by Bailey     reference from
       Corporation and Bailey Manufacturing            Registration
       Corporation to The Boler Company, dated July    Statement on Form S-2,
       1, 1993                                         Registration No. 33-66244

10.46  Security Agreement made by Bailey               Incorporated by
       Manufacturing Corporation in favor of The       reference from
       Boler Company, dated July 1, 1993               Registration
                                                       Statement on Form S-2,
                                                       Registration No. 33-66244

10.47  Remediation Agreement executed by The Boler     Incorporated by
       Company. in favor of Bailey Corporation and     reference from
       Bailey Manufacturing Corporation dated July 1,  Registration
       1993                                            Statement on Form S-2,
                                                       Registration No. 33-66244

10.48  Form of Option Agreement between Bailey         Incorporated by
       Corporation and Roger R. Phillips               reference from Form
                                                       10-K, Exhibit 10.48           filed on October 29, 1993

10.49  Form of Employment Agreement between Bailey     Incorporated by
       Corporation and Roger R. Phillips               reference from Form
                                                       10-Q, Exhibit 10.49           filed on March 14, 1994

10.50  Form of Employment Agreement between Bailey     Incorporated by
       Corporation and William A. Taylor               reference from Form
                                                       10-Q, Exhibit 10.50           filed on March 14, 1994

10.51  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and Roger R. Phillips        reference from Form
                                                       10-Q, Exhibit 10.51           filed on March 14, 1994

10.52  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and William A. Taylor        reference from Form
                                                       10-Q, Exhibit 10.52           filed on March 14, 1994

10.53  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and Louis T. Enos            reference from Form
                                                       10-Q, Exhibit 10.53           filed on March 14, 1994

10.54  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and Allan B. Freedman        reference from Form
                                                       10-Q, Exhibit 10.54           filed on March 14, 1994
--------------------------------------------------------------------------------------------------------------

10.55  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and John G. Owens            reference from Form
                                                       10-Q, Exhibit 10.55           filed on March 14, 1994

10.56  Form of Noncompetition Agreement between        Incorporated by
       Bailey Corporation and E Gordon Young           reference from Form
                                                       10-Q, Exhibit 10.49           filed on March 14, 1994

10.57  Asset Purchase and Sale Agreement between       Incorporated by
       Bailey Corporation and Premix/E.M.S. Inc.,      reference to Exhibit
       dated as of July 31, 1994                       2.1 to Current
                                                       Report on Form 8-K            filed on August 18, 1994

10.58  Secured Promissory Note by Bailey Corporation   Incorporated by
       in favor of Premix/E.M.S. Inc., dated August    reference from Form
       3, 1994                                         10-K, Exhibit 10.58           filed on October 31, 1994

10.59  8% Convertible Debenture due 1999 by Bailey     Incorporated by
       Corporation in favor of Premix/E.M.S. Inc.,     reference from Form
       dated August 3, 1994                            10-K, Exhibit 10.59           filed on October 31, 1994

10.60  Purchase Money First Mortgage and Security      Incorporated by
       Agreement by Bailey Corporation in favor of     reference from Form
       Premix/E.M.S. Inc., dated as of July 31, 1994,  10-K, Exhibit 10.60
       with respect to Lancaster, Ohio site                                          filed on October 31, 1994

10.61  Purchase Money First Mortgage and Security      Incorporated by
       Agreement by Bailey Corporation in favor of     reference from Form
       Premix/E.M.S. Inc. dated as of July 31, 1994,   10-K, Exhibit 10.61
       with respect to Hartford City, Indiana site                                   filed on October 31, 1994

10.62  Purchase Money First Mortgage and Security      Incorporated by
       Agreement by Bailey Corporation in favor of     reference from Form
       Premix/E.M.S. Inc., dated as of July 31, 1994,  10-K, Exhibit 10.62
       with respect to Portland, Indiana site                                        filed on October 31, 1994

10.63  Non-Environmental Indemnification Agreement     Incorporated by
       between Bailey Corporation and Premix/E.M.S.    reference from Form
       Inc., dated as of July 31, 1994                 10-K, Exhibit 10.63           filed on October 31, 1994

10.64  Environmental Indemnification Agreement         Incorporated by
       between Bailey Corporation and Premix/E.M.S.    reference from Form
       Inc., dated as of July 31, 1994                 10-K, Exhibit 10.64           filed on October 31, 1994

10.65  Fifth Amendment to Amended and Restated Credit  Incorporated by
       Agreement among BayBank, Bailey Corporation,    reference from Form
       Bailey Manufacturing Corporation, and Bailey    10-K, Exhibit 10.65
       Transportation Products, Inc., dated as of                                    filed on October 31, 1994
       July 29, 1994

10.66  Amended and Restated Revolving Note by Bailey   Incorporated by
       Corporation, Bailey Manufacturing Corporation,  reference from Form
       and Bailey Transportation Products, Inc., in    10-K, Exhibit 10.66
       favor of BayBank, dated July 29, 1994                                         filed on October 31, 1994
----------------------------------------------------------------------------------------------------------------

10.67  Term Note by Bailey Corporation, Bailey         Incorporated by
       Manufacturing Corporation, and Bailey           reference from Form
       Transportation Products, Inc., in favor of      10-K, Exhibit 10.67
       BayBank, dated July 29, 1994                                                  filed on October 31, 1994

10.68  Amended and Restated Security Agreement by      Incorporated by
       Bailey Corporation in favor of BayBank, dated   reference from Form
       as of July 29, 1994                             10-K, Exhibit 10.68           filed on October 31, 1994

10.69  Amended and Restated Security Agreement by      Incorporated by
       Bailey Manufacturing Corporation in favor of    reference from Form
       BayBank, dated as of July 29, 1994              10-K, Exhibit 10.69           filed on October 31, 1994

10.70  Security Agreement by Bailey Transportation     Incorporated by
       Products, Inc., in favor of BayBank, dated as   reference from Form
       of July 29, 1994                                10-K, Exhibit 10.70           filed on October 31, 1994

10.71  Recission Agreement between Bailey Corporation  Incorporated by
       and Louis T. Enos, dated as of September 28,    reference from Form
       1994, with respect to Noncompetition Agreement  10-K, Exhibit 10.71
       between Bailey Corporation and Louis T. Enos,                                 filed on October 31, 1994
       dated as of February 14, 1994

10.72  Recission Agreement between Bailey Corporation  Incorporated by
       and Allan B. Freedman, dated as of September    reference from Form
       28, 1994, with respect to Noncompetition        10-K, Exhibit 10.72
       Agreement between Bailey Corporation and Allan                                filed on October 31, 1994
       B. Freedman, dated as of February 14, 1994

10.73  Recission Agreement between Bailey Corporation  Incorporated by
       and John G. Owens, dated as of September 28,    reference from Form
       1994, with respect to Noncompetition Agreement  10-K, Exhibit 10.73
       between Bailey Corporation and John G. Owens,                                 filed on October 31, 1994
       dated as of February 14, 1994

10.74  Recission Agreement between Bailey Corporation  Incorporated by
       and E Gordon Young, dated as of September 28,   reference from Form
       1994, with respect to Noncompetition Agreement  10-K, Exhibit 10.74
       between Bailey Corporation and E Gordon Young,                                filed on October 31, 1994
       dated as of February 14, 1994

11.1   Computation of Net Income Per Share             Filed herewith
                                                       (included in
                                                       Condensed
                                                       Consolidated
                                                       Statements of
                                                       Operations for the
                                                       three months ended
                                                       January 29, 1995
                                                       and January 30, 1994)

21.1   Subsidiaries of Bailey Corporation              Incorporated by
                                                       reference from Form
                                                       10-K, Exhibit 21.1            filed on October 31, 1994

-------------------------------------------------------------------------------

                            				 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                ___BAILEY CORPORATION___
                                                Registrant


Date:  March 14, 1995                           ___Leonard J. Heilman___
                                                Executive Vice President--
                                                Finance and Administration,
                                                Treasurer and Assistant
                                                Secretary (principal financial
                                                and accounting officer)