Form 10-Q/A
period 1995-01-29
BAILEY CORP
filed 1995-04-26
CIK 753237

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q/A-1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes  X           No ____
- -------------------------------------------------------------------------------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     As of March 9, 1995, the number of shares of $.10 par value per share common stock outstanding was 5,353,558.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EX-27 ATTACHED

(b) No reports on Form 8-K filed during the quarterly period ended January 29, 1995.

- -------------------------------------------------------------------------------

                            				 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                ___BAILEY CORPORATION___
                                                Registrant


Date:  April 26, 1995                           ___Leonard J. Heilman___
                                                Executive Vice President--
                                                Finance and Administration,
                                                Treasurer and Assistant
                                                Secretary (principal financial
                                                and accounting officer)