Form 10-Q
period 1995-04-30
BAILEY CORP
filed 1995-06-13
CIK 753237

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

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

     As of June 10, 1995, the number of shares of $.10 par value per share common stock outstanding was 5,353,558.


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

     In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Bailey Corporation and Subsidiaries as of April 30, 1995, the
results of their operations for the three and nine months ended April 30, 1995 and May 1, 1994, and the cash flows for the nine months then ended, have been included.
- -------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (unaudited)
APRIL 30, 1995 and JULY 31, 1994
(in thousands, except share and per share data)


                                                                             Apr 30         Jul 31
                                                                              1995           1994
                                                                             ------         ------

              ASSETS


Current assets:
    Cash                                                                   $   810        $   201
    Restricted cash                                                            500            500
    Accounts receivable                                                     21,344         19,809
    Inventories:
       Raw materials                                                         7,640          7,433
       Work-in-process                                                       2,314          2,480
       Finished goods                                                        4,003          3,548
       Tooling                                                               6,951          2,039
                                                                           -------        -------
       Total inventories                                                    20,908         15,500
                                                                           -------        -------
    Prepaid expenses and other current assets                                2,078          1,419
    Deferred income taxes                                                    1,142          1,142
                                                                           -------        -------
       Total current assets                                                 46,782         38,571
Property, plant and equipment, net                                          46,671         43,240
Other assets, net                                                           10,599          9,910
                                                                           -------        -------
                                                                          $104,052        $91,721
                                                                          ========        =======
- ----------------------------------------------------------------------------------------------------

___LIABILITIES AND STOCKHOLDERS' EQUITY___

Current liabilities:
    Bank overdraft                                                       $   3,535        $   321
    Short-term debt                                                          5,424          3,846
    Current portion of long-term debt                                        2,640          1,690
    Accounts payable                                                        25,170         18,554
    Accrued liabilities and other current liabilities                        4,604          6,468
    Income taxes payable                                                       494            126
                                                                          --------        -------
       Total current liabilities                                            41,867         31,005
Long-term debt, less current portion                                        34,622         35,438
Other long-term liabilities                                                  2,043          2,104
Deferred income taxes                                                        2,574          2,574
                                                                          --------        -------
       Total liabilities                                                  $ 81,106        $71,121
                                                                          --------        -------
Stockholders' equity:
    Common stock                                                               539            538
    Additional paid-in capital                                              13,612         13,587
    Retained earnings                                                        9,364          6,781
    Minimum pension liability adjustment                                      (306)          (306)
    Treasury stock                                                            (263)             -
                                                                          --------        -------
       Total stockholders' equity                                           22,946         20,600
                                                                          --------        -------
                                                                          $104,052        $91,721
                                                                          ========        =======

- ------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 1995 AND MAY 1, 1994 (in thousands, except share and per share data)



                                                                 Three Months Ended      Nine Months Ended
                                                                 Apr 30      May 01      Apr 30     May 01
                                                                  1995        1994        1995       1994
                                                                 ------      ------      ------     ------

Net sales                                                        $47,729    $30,677      $133,963   $84,233
                                                                 -------    -------      --------   -------
Cost and expenses:
   Cost of products sold                                          41,931     25,843       115,946    71,383
   Selling, general and administrative                             3,834      2,736        10,921     6,823
                                                                 -------    -------       -------   -------
       	Operating income                                           1,964      2,098         7,096     6,027
                                                                 -------    -------       -------   -------
    Interest expense (net)                                           969        406         2,721     1,267
                                                                 -------    -------       -------   -------
    Income before income taxes                                       995      1,692         4,375     4,760
Provision for income taxes                                           407        798         1,792     2,059
                                                                 -------    -------       -------   -------
       	Net income                                               $   588    $   894       $ 2,583   $ 2,701
                                                                 =======    =======       =======   =======
Net income per common share:
       	Primary                                                    $ .11      $ .16        $ .47     $ .51

       	Fully diluted                                              $ .11      $ .16        $ .46     $ .50

Weighted average shares outstanding:
       	Primary                                                5,443,000  5,525,000    5,448,000 5,344,000

       	Fully diluted                                          6,468,000  5,604,000    6,473,000 5,497,000


- -------------------------------------------------------------------------------

BAILEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED APRIL 30, 1995 AND MAY 1, 1994

                                                                           Nine Months Ended
                                                                           Apr 30      May 01
                                                                            1995        1994
                                                                           ------      ------

Cash flows from operating activities:
  Net income                                                               $2,583     $ 2,701
                                                                           ------     -------
  Adjustments to reconcile net income to cash
    used in operating activities:
      Depreciation and amortization                                         3,986       2,207
      Gain on disposal of property, plant and equipment                         -          18
      Deferred income taxes                                                     -         511
      Gain on early payment of debt                                             -        (165)
      Change in assets and liabilities net of effects
        of acquisitions:
            Increase in accounts receivable                                (1,535)     (3,414)
            Increase in inventories                                        (5,408)     (2,724)
            (Increase) decrease in prepaid expenses and
               other current assets                                          (659)        175
            Increase in other assets - net                                   (756)     (1,002)
            Increase in accounts payable                                    6,616       1,824
            Decrease in accrued liabilities and other
              current liabilities                                          (1,864)       (272)
            Increase (decrease) in income taxes payable                       368        (863)
            Decrease in other liabilities                                     (61)       (386)
                                                                           ------      ------
               Net cash used in operating activities                        3,270      (1,390)
                                                                           ------      ------
- -------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                                     (5,977)     (2,920)
                                                                           ------      ------
               Net cash used in investing activities                       (5,977)     (2,920)
                                                                           ------      ------
Cash flows from financing activities:
  Increase (decrease) in short-term debt (including
    bank overdrafts), net                                                   4,792      (1,074)
  Payments on long-term debt and capital leases                            (1,239)     (5,168)
  Purchase of treasury stock                                                 (263)          -
  Proceeds from issuance of common stock                                        -      10,597
  Proceeds from exercise of stock options                                      26         451
                                                                           ------      ------
               Net cash provided by financing activities                    3,316       4,806
                                                                           ------      ------
               Net increase in cash                                           609         496

Cash, beginning of period                                                     201         256
                                                                           ------     -------
Cash, end of period                                                        $  810     $   752
                                                                           ======     =======

Cash paid for:
  Interest                                                                 $2,158     $ 1,182
  Income taxes                                                              1,131       2,495

Supplemental disclosures:
  Gain on debt extinguishment                                              $    -     $   165
  Assets acquired under capitalized leases                                  1,373         210


- -------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     THIRD QUARTER FISCAL 1995 VS THIRD QUARTER FISCAL 1994

     Net sales for the third quarter ended April 30, 1995 increased $17.0 million, or 55.4%, to $47.7 million compared to $30.7 million in the third quarter of fiscal 1994. The increased sales are net of certain planned price decreases that took effect earlier in the fiscal year. Contributing to the sales increase was $14.8 million of sales of the product lines acquired in the July 1994 purchase of assets of Premix/E.M.S. Inc. (the "Premix/EMS Acquisi-tion"), plus $3.8 million of new products introduced since the beginning of the fiscal year and a $1.9 million increase in sales of certain products carried over from the prior year. These increases were offset by a $1.3 million period-to-period sales decrease related to certain other carry-over products, and the elimination of $2.2 million of sales related to the Tempo/Topaz program which phased out during the latter half of fiscal 1994.

     Although sales increased in the third quarter of fiscal 1995 compared to fiscal 1994, third quarter sales nevertheless reflected a softening of customer product schedules and delayed new product launches during the period. As a result, net sales in the fiscal quarter ended April 30, 1995 were approxi-mately seven percent lower than the sales volume planned and expected for the period.

     Gross profit in the third quarter ended April 30, 1995 increased $964,000, or 19.9%, to $5.79 million compared to $4.83 million in the third quarter of fiscal 1994. The increase was primarily due to higher sales volume compared to the same period of the prior year. As a percentage of net sales, however, gross profit for the third quarter declined to 12.1% from 15.8% in the third quarter of the prior year. Contributing to the contraction of gross margin were the aforementioned price decreases, changes in the product mix toward components with lower gross margins including the product lines acquired in the Premix/EMS Acquisition, certain raw material cost increases that took effect during the quarter and costs associated with product launches that were subject to customer delays.

     Selling, general and administrative expenses in the third quarter ended April 30, 1995 increased $1.1 million, or 40.1%, to $3.8 million compared to $2.7 million in the third quarter of fiscal 1994. The increase was attribu-table to planned increases in engineering, design and program management acti-vities and the inclusion this year of the operations acquired in the Premix/EMS Acquisition. As a percentage of net sales, selling, general and administrative expenses were 8.0% in the third quarter compared to 8.9% in the third quarter of fiscal 1994. The higher percentage in the prior year third quarter was due to a one-time charge of $300,000 taken in the period related to settlement of alleged non-compliance with hazardous waste handling regulations.

     Interest expense for the third quarter ended April 30, 1995 increased $563,000, or 139%, to $969,000 compared to $406,000 in the third quarter of fiscal 1994. The increase was attributable to the inclusion this year of interest on additional debt that resulted from the Premix/EMS Acquisition and a higher average level of borrowing under the Company's revolving line-of-credit.

     The Company's effective tax rate was 41% in the third fiscal quarter of 1995 compared to 47% in the third fiscal quarter of 1994. The higher effective tax rate in the prior year third fiscal quarter was due to the aforementioned one-time charge that was non-deductible for tax purposes resulting in a sub-stantial increase in the effective tax rate for the period.

     Net income in the third quarter ended April 30, 1995 declined $306,000, or 34.2%, to $588,000 compared to $894,000 in the third quarter of the prior year. As a percentage of net sales, net income in the third quarter of fiscal 1995 decreased to 1.2% compared to 2.9% in the third quarter of fiscal 1994. Net income per fully diluted share declined $.05, or 31.3%, to $.11 in the third quarter of fiscal 1995. Fully diluted share amounts reflect a 15.4% increase in shares outstanding calculated on a weighted average of 6,468,000 shares outstanding in the fiscal 1995 period compared to 5,604,000 in the same period of the prior year. The increase in weighted average shares is primarily due to shares related to the conversion feature of the Company's 8% Convertible Debenture issued as partial consideration for the Premix/EMS Acquisition.

     FIRST NINE MONTHS FISCAL 1995 VS FIRST NINE MONTHS FISCAL 1994

     Net sales in the nine months ended April 30, 1995 increased $49.7 million, or 59.0%, to $133.9 million compared to $84.2 million in the first nine months of fiscal 1994. The increased sales are net of planned price decreases that were effected during the period. The sales increase was made up of $43.3 million of sales of the product lines acquired in the Premix/EMS Acquisition, plus $5.7 million of new products introduced since the beginning of the fiscal year, and a $9.0 million increase in sales of certain products carried over from the prior year. These increases were offset by a $1.0 million period-to-period sales decrease related to certain other carry-over products and the elimination of $7.3 million of sales related to the Tempo/Topaz program which phased out during the latter half of the prior fiscal year.

     Gross profit for the nine months ended April 30, 1995 increased $5.2 million, or 40.2%, to $18.0 million compared to $12.8 million in the fiscal 1994 nine months. The increase was due in most part to the higher sales volume this year compared to the corresponding period last year. Gross profit as a percentage of net sales in the first nine months of fiscal 1995 declined to 13.4% from 15.3% in the same period of the prior year. This contraction of gross margin is attributable to price decreases that took effect during the first nine months, changes in product mix toward components with lower gross margins including the product line acquired in the Premix/EMS Acquisition, raw material cost increases that took effect during the period and the stretch-ing out of certain product launch costs caused by customer production delays.

     Selling, general and administrative expenses in the nine months ended April 30, 1995 increased $4.1 million, or 60.1%, to $10.9 million compared to $6.8 million in the fiscal 1994 nine months. The increase reflects planned addi-tions to engineering, design and program management activities and additions resulting from the Premix/EMS Acquisition. As a percentage of net sales, selling, general and administrative expenses were 8.2% in the first nine months compared to 8.1% in the same period of the prior year.

     Interest expense in the nine months ended April 30, 1995 increased $1.45 million or 115%, to $2.72 million compared to $1.27 million in the 1994 fiscal nine months. The increase was attributable to the addition of the Premix/EMS Acquisition debt and a higher average level of borrowing under the Company's revolving line-of-credit.

     The Company's effective tax rate was 41% in the first nine months of fiscal 1995 compared to 43% in the first nine months of the period year. The higher rate for the period last year was due to the aforementioned one-time charge in the third quarter that was non-deductible for tax purposes.

     Net income for the nine months ended April 30, 1995 decreased $118,000, or 4.4% to $2.6 million ($.46 per fully diluted share) compared to $2.7 million ($.50 per fully diluted share) in the same period of the prior year. Fully diluted per share amounts reflect a 17.8% increase in shares outstanding cal-culated on a weighted average of 6,473,000 shares outstanding in the fiscal 1995 nine months compared to 5,497,000 shares outstanding in the same period of fiscal 1994. The increased shares are related to the aforementioned 8% Con-vertible Debenture.

     LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1995 ended April 30, 1995 cash flow
- - defined as the sum of net income plus depreciation and amortization - totaled $6.6 million while capital expenditures, including assets acquired under capitalized leases, totaled $7.4 million.

     Also, during the first nine months, increased levels of operating activi-ties resulted in increased investments in working capital assets, primarily accounts receivable and tooling inventories. The tooling inventory increase was associated with development of molds and secondary equipment for new pro-duct programs to be launched later in the fiscal year.

     These investments were funded primarily by utilization of the line-of-credit available under the Company's bank credit agreement, increases in accounts payable, and lease financing.

     During the first nine months, in accordance with a previously announced share re-purchase plan, the Company bought back 40,000 shares of its $.10 par value common stock at an average purchase price of $6.574 per share. Addi-tional purchases may be made from time to time in the future consistent with the judgment of the Company as to market conditions and the availability of funds for this purpose.

     Considering funds currently available, expected cash flow from operations and the availability of credit under bank credit and leasing facilities, the Company anticipates sufficient financial resources to meet its requirements for at least the next twelve months.
- -------------------------------------------------------------------------------

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       	    (a)     Exhibit Index is set forth below.

            (b)     None.

- --------------------------------------------------------------------------------



                            ___EXHIBIT INDEX___

_EXHIBIT_           _TITLE_                           _METHOD OF FILING_
  _No._


11.1   Computation of Net Income Per Share             Filed herewith
                                                       (included in
                                                       Condensed
                                                       Consolidated
                                                       Statements of
                                                       Operations for the
                                                       three months ended
                                                       April 30, 1995
                                                       and May 1, 1994)

27.1   Financial Data Schedule                         Filed herewith

- -------------------------------------------------------------------------------

                            				 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                                ___BAILEY CORPORATION___
                                                Registrant


Date:  June 13, 1995                            ___Leonard J. Heilman___
                                                Executive Vice President--
                                                Finance and Administration,
                                                Treasurer and Assistant
                                                Secretary (principal financial
                                                and accounting officer)