Form 10-K
period 1995-07-30
BAILEY CORP
filed 1995-10-30
CIK 753237

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                ----------

                                 FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED JULY 30, 1995

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO          .

                         COMMISSION FILE NUMBER 1-9411

                                   ----------

                               BAILEY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

             DELAWARE                                    13-3229215
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)


                               700 LAFAYETTE ROAD
                                  P.O. BOX 307
                         SEABROOK, NEW HAMPSHIRE 03874
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                   ----------

                                 (603) 474-3011
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE
       TITLE OF CLASS                           ON WHICH REGISTERED
COMMON STOCK, $.10 PAR VALUE               NASDAQ NATIONAL MARKET SYSTEM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                                   ----------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL RE-PORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EX-CHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PE-RIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES [X]   NO [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: $18,790,283.75 (based upon the closing bid price of the stock of NASDAQ-National Market System on October 23, 1995).

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS                       AT OCTOBER 23, 1995
COMMON STOCK, $.10 PAR VALUE                         5,353,558

                                   ----------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CON-TAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR IN-FORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

                                  PART I

ITEM 1. BUSINESS

I. GENERAL

    Bailey Corporation (the "Company") is a manufacturer of molded and painted plastic exterior components for North American original equipment manufacturers ("OEMs") of cars, light trucks, sport utility vehicles and mini-vans. The Company has experienced significant sales growth since fis-cal 1991 through expansion of its product line by working closely with customers in the development of new components, the redesign of existing components and through significant acquisitions in fiscal 1992, 1993 and 1994.

    In June 1992 the Company acquired the assets and business of Trans-plastics, Inc. (the "Conneaut Acquisition"); in July 1993 the Company ac-quired the assets and business of Contour Technologies ("Contour"), a di-vision of The Boler Company. ("Boler"); and effective July 31, 1994, the Company acquired the assets and business of Premix/E.M.S. Inc. (the "Pre-mix/EMS Acquisition").

    The Company's products ("components") include grille opening panels and reinforcements, bumper covers, body side moldings and claddings, fair-ings, fender extensions, wheel lips, spoilers and, as a result of the Pre-mix/EMS Acquisition, molded bumper beams and larger body panels such as hoods, sunroofs, doors and liftgates.

    The Company is generally selected to supply a component two to four years in advance of production. Once selected, the Company usually sup-plies the component on a sole source basis for the life of a vehicle model, which has typically ranged from three to four years for cars and seven to ten years for light trucks, sport utility vehicles, and mini-vans.

    The Company's business strategy is to capitalize on trends in the au-tomotive industry including (i) increased use of a variety of plastic com-ponents to reduce vehicle weight and cost, (ii) increased outsourcing by OEMs of component engineering and design, and (iii) efforts by OEMs to re-duce the number of their component suppliers. These trends are increasing competitive pressures on many smaller companies that do not possess a full range of manufacturing, engineering, and design capabilities. The Compa-ny's response to these trends has been to place emphasis on efforts to achieve internal growth and to pursue its acquisition strategy.

II. THE NORTH AMERICAN AUTOMOBILE INDUSTRY

    The North American OEM supply industry with regard to passenger cars and light trucks is composed of two distinct markets, the original equip-ment market and the service market. The Company's sales of components into the original equipment market are made to OEMs for the use on new vehicles and its sales to the service market are made to OEMs for resale to their dealers as replacement components. For fiscal year 1995, most of the Com-pany's sales were to the original equipment market. Industry factors which affect the Company's current and future competitiveness, as well as its growth and performance, include trends in the automotive market, changing policies of OEMs with respect to suppliers, and developments in technology and materials.

 TRENDS IN THE AUTOMOTIVE MARKET

    The overall market for cars, light trucks, sport utility vehicles, and mini-vans in North America is large and cyclical, and considerable growth or decline routinely occurs within specific vehicle model lines. In par-ticular, light truck, sport utility vehicle, and mini-van sales have grown rapidly. The Company's components for Ford's F-Series trucks, Ranger pick-up truck, the Explorer, the Mercury Villager van, and the Nissan Quest van are examples of this trend. The Company believes it will continue to be well positioned as a supplier of components to OEMs in this high-growth market.

 CHANGING POLICIES REGARDING SUPPLIERS

    Certain developments have substantially altered the competitive envi-ronment for OEM suppliers, including increased outsourcing by OEMs of com-ponent engineering and design and efforts by OEMs to reduce the number of their component suppliers.

    Outsourcing. Outsourcing by OEMs provides a major source of potential growth for component suppliers. Domestic OEMs are continuing to increase outsourcing to qualified suppliers for the manufacture, engineering, and design of plastic components. OEMs benefit from such outsourcing because outside suppliers generally have significantly lower cost structures than the OEM divisions which would otherwise supply the components.

    Reduction of Supplier Base; Competitive Selection Process. Starting in the 1980's, North American OEMs began to reduce the number of suppliers from whom they purchased components, granting long-term sole source agree-ments to a limited number of suppliers. This reduction is one of a number of strategies OEMs initiated to control vehicle costs. The criteria for selection and retention as a supplier now include not only cost, quality, and responsiveness, but also certain full-service capabilities including, among others, engineering and design. See "Business Strategy -- Engineer-ing and Design Capability."

    Competition for business within the Company's industry generally con-sists of a competitive selection process in which the OEM approaches one or a few suppliers for an intended component with a conceptual design of the component and target pricing. After discussions with each potential supplier concerning its ability to manufacture, engineer, and design the component, the OEM selects one supplier to work in conjunction with the OEM's design team to design and develop a component which will satisfy the OEM's quality standards and target pricing. OEMs also have rigorous pro-grams for evaluating and rating suppliers, which encompass quality, cost control, reliability of delivery, new technology implementation, and over-all management.

 USE OF PLASTICS

The combined pressures of cost reduction and fuel economy have caused
OEMs to concentrate on developing and employing lower cost, lighter mate-rials. As a result, plastic content in cars, light trucks, sport utility vehicles, and mini-vans has increased significantly. Plastics are now com-monly used in such structural components as grille opening reinforcements and in such nonstructural components as exterior and interior trim, door panels, instrument panels, grilles, bumpers, duct systems, tail lights, and fluid reservoirs. Increasingly, automobile content requires large plastic injection molded assemblies for both the exterior and interior. Moreover, further advances in molding and painting technologies are im-proving the performance and appearance of molded plastic components. The Company believes that use of plastics for exterior trim and other exterior applications will continue to increase.

III. BUSINESS STRATEGY

    The Company's business strategy is to supply an increasing number of components for new vehicles manufactured by its existing OEM customers as well as to expand its OEM customer base. The Company believes a principal source for continued growth and increased market share lies in capitaliz-ing on its engineering and design capabilities and its status as a manu-facturer of high quality components for North American OEMs. To pursue its growth objective, the Company follows a business strategy based upon the following elements.

 HIGH QUALITY PRODUCTS

    The Company emphasizes the importance of product quality to all of its employees and provides ongoing training in its quality assurance methods. The Company has made substantial investments in advanced design equipment, machinery, and production techniques. The Company uses advanced testing equipment and methods including Statistical Process Control ("SPC") to continue to improve quality standards across all product lines. SPC is a quality assurance method developed to avoid producing defective products by monitoring key stages of the manufacturing process to identify and cor-rect deviations from established manufacturing process parameters, rather than merely testing for defects at the end of production.

 ENGINEERING AND DESIGN CAPABILITY

    In the past several years, the Company has increased its commitment to component engineering and design in response to the evolving purchasing policies of Ford and, to a lesser degree, other North American OEMs. These OEMs have focused increasingly on shortening design cycles and reducing design and production costs, and have involved component suppliers earlier in the process of designing a vehicle. The Company has invested substan-tial resources in developing engineering and design capabilities to meet these new demands, including expanding its Dearborn, Michigan, design cen-ter where the Company's sales professionals and engineers provide sophis-ticated engineering and design services to its customers from the clay model stage of the design process through actual component manufacture.

 RELIABLE AND TIMELY DELIVERY

    As OEMs have moved to just-in-time inventory management, the timeli-ness and reliability of shipments by their suppliers have become increas-ingly important. The Company believes it has established a reputation as a highly reliable and timely supplier able to meet its customers' demanding delivery requirements.

 STRATEGIC ACQUISITIONS

    Increased outsourcing by OEMs of component engineering and design and efforts by OEMs to reduce the number of their component suppliers have in-creased competitive pressures for many smaller companies that do not pos-sess a full range of manufacturing, engineering, and design capabilities. Although not competitive as stand-alone operations, certain of these smaller companies could, if combined with the Company, enhance the overall competitiveness of the Company. The Company intends to continue to con-sider acquisitions of companies which will further the Company's objec-tives of broadening its product line, establishing or expanding relation-ships with additional OEMs and expanding the Company's manufacturing capa-bilities.

IV. PRODUCTS AND CUSTOMERS

    The Company produces injection and compression molded exterior plastic components for North American OEMs of cars, light trucks, sport utility vehicles, and mini-vans. The Company's products must meet or exceed the increasingly exacting color, weatherability, and durability standards set by its customers. The Company believes that its success in being selected as a supplier is a result of, among other things, its ability to manufac-ture, engineer, and design high quality components. The Company's primary products include grille opening panels and reinforcements, bumper covers, body side moldings and claddings, fairings, fender extenders, wheel lips, spoilers, molded bumper beams and larger body panels such as hoods, sun-roofs, doors and liftgates.

V. SERVICE MARKET

    The service market consists of components manufactured for sale by OEMs to their dealers as replacement components. Prior to the Conneaut Ac-quisition, the Company only manufactured a given component for the service market if it had previously manufactured that component for the original equipment market. With the Conneaut Acquisition, the Company now manufac-tures certain components for the service market which it had not previ-ously manufactured for the original equipment market.

VI. ENGINEERING, DESIGN, AND MARKETING

    The Company's sales of molded plastic components have grown, in part, as a result of increased outsourcing by OEMs of component engineering and design. In recent years, the Company has significantly expanded its capa-bilities for providing complete engineering and design services to support its product line. Because molded plastic components must be designed at an early stage of the model development cycle, the Company is increasingly given the opportunity to participate earlier in the product planning pro-cess. This has resulted in opportunities to identify a broader range of components which could be manufactured by the Company.

    Sales of the Company's products are generally made directly by the Company's sales and engineering staff headquartered in Dearborn, Michigan. In addition, sales to certain customers are made via a sales representa-tive organization. The Company also has field representatives at Ford's manufacturing plants in Atlanta, Georgia; Avon Lake, Ohio; Chicago, Illi-nois; Dearborn, Michigan; Kansas City, Missouri; and Louisville, Kentucky.

VII. MANUFACTURING

The Company's manufacturing facilities are as follows:

               LOCATION                      OPERATIONS
          Seabrook, NH         Molding, Painting and Secondary or
                                Assembly Departments
          Conneaut, OH         Molding, Painting and Secondary or
                                Assembly Departments
          Hillsdale, MI        Molding, Painting and Secondary or
                                Assembly Departments
          Madison, IN          Painting Department
          Lancaster, OH        Molding, Painting and Secondary or
                                Assembly Departments
          Portland, IN         Molding, Painting and Secondary or
                                Assembly Departments
          Hartford City, IN    Molding, Painting and Secondary or
                                Assembly Departments

    See Item 2, "Properties." The molding departments include resin mixing and molding compound preparation as well as mold and tool maintenance and refurbishment functions. The painting departments include equipment to prime and finish coat the wide range of component shapes and sizes that make up the Company's product lines. The secondary and assembly operations include trimming, attachment of hardware, and various final processing ac-tivities. At each of the Company's plants, operations are supported by production planning, purchasing, manufacturing, engineering, quality as-surance, and human resources staff.

VIII. RAW MATERIALS AND MATERIAL SUPPLIERS

    The Company produces components using a variety of processes and raw materials. The Company's raw materials include fiberglass reinforced poly-ester, thermoplastic polyolefin ("TPO"), polyethylene terephthalate ("PET"), thermoplastic polyurethane ("TPU"), a variety of compounds for the preparation of sheet molding compounds ("SMC"), as well as paints and hardware items. The Company has at least two active suppliers for each of the raw materials it uses and believes there is an adequate supply of these raw materials.

IX. COMPETITION

    The molded plastic exterior component industry is highly competitive. The Company competes with many component suppliers, several of whom are larger and have greater financial resources than the Company. In addition, the Company's OEM customers design and manufacture some components and could decide to increase this production, thereby reducing opportunities for the Company. The Company competes primarily on the basis of manufac-turing, engineering, and design capability, product quality, cost, deliv-ery, and customer service.

X. EMPLOYEES

    As of October 1, 1995, the Company had a total of 1,668 employees. Of that total 1,290 are hourly and 378 are salaried. Hourly employees at two of the Company's facilities (Seabrook, NH and Lancaster, OH) are covered by collective bargaining agreements with the UAW, which expire in 1999 and 1997, respectively. The Company considers relations with its employees to be good.

XI. ENVIRONMENTAL MATTERS

    From time to time, the Company has been subject to claims asserted against it by regulatory agencies for environmental matters relating to the generation and disposal of hazardous substances and wastes. Some of these claims related to properties or business lines acquired by the Com-pany after a release had occurred. In each known instance, however, the Company believes that the claims asserted against it, or obligations in-curred by it, will not result in a material adverse effect upon the Compa-ny's financial position or results of operations. Nonetheless, there can be no assurance that activities at these facilities or facilities acquired in the future, or changes in environmental laws and regulations, will not result in additional environmental claims being asserted against the Com-pany or additional investigations or remedial actions being required.

    The Company has been notified of its status as a potentially responsi-ble party ("PRP") at the ReSolve Superfund site in North Dartmouth, Massa-chusetts, at the Solvents Recovery Services site in Southington, Connecti-cut, and at the Old Southington Landfill Superfund site in Southington, Connecticut, at the Spectron, Inc. site in Elkton, Maryland, and at the Hazardous Waste Disposal Inc. site in Farmingdale, New York. At all five sites, the Company and all other PRPs are jointly and severally liable for all remediation costs under applicable hazardous waste laws. Therefore, the Company's proportionate share is subject to increase upon the insol-vency of other PRPs.

    With respect to the ReSolve site, the Company and its immediate prede-cessor, USM Corporation's Bailey division (in the name of Emhart Corpora-tion), have been named as PRPs for wastes sent to the site during the 1970s. Although the Company cooperated with USM in litigation against USM's insurers to obtain indemnification for costs incurred by the Company and USM at the site, the Company did not obtain any recovery in that ac-tion, which was recently settled. Recent estimates provided by the PRP group responsible for the site's remediation indicate that the Company's potential liability for clean-up efforts at the site is approximately $300,651 for which the Company is fully reserved and it has posted a let-ter of credit in favor of the PRP group. The assessment paid by the Com-pany for the fiscal period July 1, 1994 through June 30, 1995 was $32,748, the payment of which was charged to the previously established reserve. The group voted not to impose an annual assessment for the fiscal period extending from July 1, 1995 through June 30, 1996. The recent discovery of the presence of contaminants in a form not currently susceptible of short-term remediation, however, has created uncertainty about the future scope and cost of clean-up efforts at this site, and a possibility that the ul-timate cost of remediation may be higher than previously estimated. The Company is unable to predict what, if any, effect this recent discovery may have on the Company.

    On June 18, 1992, the Company received notice from the Environmental Protection Agency (the "EPA") that it was a PRP under the federal Super-fund law with respect to the Solvents Recovery Services of New England Site in Southington, Connecticut (the "SRSNE Site"). Based upon a volumet-ric ranking dated July 7, 1993, the waste allocated to the Company repre-sents 0.11593% of the total identified waste at the SRSNE Site. Under the terms of a settlement with Emhart, the Company agreed to assume liability for wastes sent to the SRSNE Site by USM's Seabrook, New Hampshire facil-ity and Emhart agreed to assume liability for wastes sent by USM's Ames-bury, Massachusetts facility. The identified PRPs have organized a group to negotiate with the EPA, and the Company has joined that group. The group has successfully negotiated with the EPA to reduce the total esti-mated cost of the initial removal action at the SRSNE Site from an origi-nal estimate of $14 million down to a current estimate of approximately $4 million. The total estimated cost of long-term remediation at the SRSNE Site is not yet known.

    In January 1994, the Company received a Notice of Potential Liability for the Old Southington Landfill Superfund Site (the "OSL Site") located in Southington, Connecticut. The EPA alleged that because the Amesbury, Massachusetts facilities of USM Corporation sent spent solvents to the SRSNE Site for recycling prior to 1968, it was also liable for cleanup of the OSL Site because still bottoms and other waste from the SRSNE Site had been disposed of at the OSL Site. Both the Company and USM/Emhart received notices of liability for the share of OSL Site costs allocated to USM Cor-poration (Amesbury, Massachusetts). The Company and Emhart entered into a settlement agreement under which Emhart will assume sole responsibility for all cleanup costs, imposed by the EPA, arising out of the alleged lia-bilities of USM Corporation's Bailey division (Amesbury, Massachusetts) for the OSL Site.

    In June 1989, the EPA notified the Company that it was a PRP under the federal Superfund law for the Spectron, Inc. site located in Elkton, Mary-land. A group of PRPs ("Steering Committee") entered into an agreement with the EPA to fund and conduct a $2.8 million emergency response action to remove stored wastes at the site. The Steering Committee also entered into a separate agreement to pay the government's past costs associated with the site, approximately $635,000. There are several thousand PRPs at this site, with most being small generators with low dollar exposure. In December 1989, nearly 800 entities, including the Company, that sent small quantities of waste to the site participated on a cash-out basis in the settlement for past costs and the removal action, and the Company's allo-cated share was $8,061.90. Participation in the cash-out settlement gives the Company protection against contribution claims from third parties for the first phase of the site cleanup ("Phase I").

    In August 1990, a separate PRP group ("Phase II PRP Group") was formed and negotiated an agreement with the EPA to remediate contaminated seeps on the site and perform a limited privately-funded remedial investigation/ feasibility study for the site (the so-called Phase II activities). The Company was not asked to join the Phase II PRP Group because that group determined that the companies that paid for Phase I of the cleanup (the so-called "Spectron customers" because they sent their waste to the site primarily during the time period when it was owned and operated by Spec-tron, Inc.) would not be asked to make any financial contributions toward Phase II until the Galaxy customers (so-called because they did business with the site during the time period when it was owned by the Galaxy com-
pany) have paid out an amount per gallon equal to that paid by the Spec-tron parties. An additional investigation was conducted as part of the Phase II activities to determine the nature and extent of a new form of contamination discovered on the site; additional design work will be com-menced soon.

    In October 1995, the Company received a notice from the EPA that it was a PRP that has liability for conducting a Remedial Investigation/Fea-sibility Study ("RI/FS") at the Spectron site. The Company has sixty days in which to decide whether to participate with a group of other PRPs in making a good faith offer to the EPA for performance of the RI/FS. In con-nection with this, the Company may have an opportunity to enter into a de minimis party cash out settlement with the EPA and the other PRPs. No es-timate can be made at this time as to the amount of the Company's liabil-ity at the Spectron site.

    In 1995, the New York Department of Environmental Conservation ("DEC") notified the Company that it was named a responsible party under the Envi-ronmental Conservation Law of the State of New York with respect to the Hazardous Waste Disposal, Inc. site located in Farmingdale, New York. The site was allegedly used to store, treat and dispose of hazardous and toxic materials between 1979 and 1981. Various investigations have been under-taken to date. DEC is looking to the named parties to perform a Remedial Investigation/Feasibility Study and then a cleanup of the site as war-ranted. The scope of the ultimate cleanup may depend, in large part, on whether the site is viewed as a source of contamination of the nearby Fairchild Republic Site. At this time, two hazardous waste manifests have been produced by DEC which suggest that USM Corporation's Bailey division (Seabrook, New Hampshire) shipped two-55 gallon drums of polyol to the site in January 1981. Based on available information, the Company's in-volvement at the site appears to be de minimis. Additional investigations have been undertaken to determine: (1) whether there are any other enti-ties that shipped wastes to the site between 1979 and 1981; and (2) whether any of the named parties actually shipped more than was originally attributed to them. The results to date do not suggest that the Company's ranking at the site will change significantly. The Company has demanded that Emhart Corporation assume the defense of this claim. Emhart Corpora-tion has taken the Company's demand for defense and indemnification under advisement. In doing so, Emhart Corporation has taken the position that it did not receive "prompt written notice" of the claim.

    The Company also faces the possibility of liability if it is deemed a successor to TransPlastics with respect to wastes generated and disposed of by TransPlastics when it owned the Conneaut property. TransPlastics has been identified as a PRP at the Millcreek site in Millcreek Township, Pennsylvania, and at the New Lyme site located in Dodgeville, Ashtabula County, Ohio, two sites currently undergoing remediation. TransPlastics also received notice of a potential third party claim in connection with the Huth Oil Site in Cleveland, Ohio. The Company did not agree to assume any environmental liabilities of TransPlastics and no claim has been as-serted against the Company in connection with those liabilities. Further, under the terms of the Conneaut Acquisition agreement, TransPlastics and its parent companies must indemnify the Company and BTP for any liability arising out of any such claim. Nevertheless, there can be no assurance that TransPlastics and its parent companies will have sufficient assets to satisfy the Company's potential liability for the remediation and any dam-ages to third parties caused by the contamination.

    The Company also faces potential liability in connection with the Con-tour Acquisition. An environmental site assessment completed by Boler de-termined that the ground water at the Contour facility in Hillsdale, Mich-igan, was contaminated with chlorinated solvents as a result of past site activities. The ground water contamination plume has migrated onto adja-cent properties. In addition, Contour is listed as a PRP for a number of off-site disposal locations. The Contour Acquisition Purchase and Sale Agreement, however, requires Boler to indemnify the Company for any envi-ronmental liabilities which arise in connection with use of the property prior to closing. In addition, Boler has executed a remediation agreement in which it agreed to remediate, at its own expense, the identified ground water contamination at the Hillsdale, Michigan, facility. If Boler has in-sufficient resources to complete remediation of any contamination for which it has indemnified the Company or otherwise becomes insolvent, the Company could incur successor liability for the costs of remediation and any damages to third parties.

    The Company also has potential liability in connection with contamina-tion at certain property in Cuba, Missouri, which had been leased by the Company from 1985 to 1992. The landlord has undertaken to remediate this property at its own expense. The Company has negotiated the termination of all obligations of the Company with respect to the lease.

    As a result of the environmental investigation conducted as part of its due diligence during the acquisition of the three Premix/E.M.S. Inc. facilities, the Company identified a number of environmental concerns. Premix/E.M.S. Inc., as part of the acquisition agreement, agreed to pursue and address these concerns, most of which it has completed. Pursuant to the acquisition agreement, the Company performed certain post-acquisition investigations which appeared to confirm the presence of subsurface con-tamination, of which it has informed Premix/E.M.S. Inc. Under the acquisi-tion agreement, Premix/E.M.S. Inc. is obligated to undertake necessary re-mediation of this problem, if in fact any is required. Premix/E.M.S. Inc. has entered into an Environmental Indemnification Agreement for the bene-fit of the Company and has granted to the Company certain limited rights of offset against the Convertible Debenture. The shareholders of Premix- /E.M.S. Inc. have also severally undertaken to reimburse the Company in certain limited circumstances, to the extent of distributions received by them from Premix/E.M.S. Inc., and to the extent that Premix/E.M.S. Inc. does not directly satisfy its indemnification obligations.

ITEM 2. PROPERTIES

    The Company's manufacturing operations are performed at seven plants located in Seabrook, New Hampshire; Conneaut, Ohio; Hillsdale, Michigan; Madison, Indiana; Lancaster, Ohio; Hartford City, Indiana; and Portland, Indiana. The Seabrook plant is owned by the Company and consists of an ap-proximately 390,000 square foot building. The Company's executive offices are located in the Seabrook plant. The Conneaut plant is leased by the Company and consists of an approximately 183,000 square foot building. The Hillsdale plant is owned by the Company and consists of an approximately 119,000 square foot building. The Madison plant is owned by the Company and consists of a 71,000 square foot building. The Lancaster plant is owned by the Company and consists of an approximately 156,000 square foot building. The Hartford City plant is owned by the Company and consists of an approximately 116,000 square foot building. The Portland plant is owned by the Company and consists of an approximately 120,000 square foot build-ing. The Dearborn engineering and design center is leased by the Company and consists of approximately 9,500 square feet of office space.

    The Company believes that its facilities and equipment are in good condition and, including planned additions to and refurbishment of machin-ery and equipment, its existing facilities will be adequate for the fore-seeable future.

ITEM 3. LEGAL PROCEEDINGS

    Other than the matters set forth in Item 2, Section XI ("Environmental Matters") above, the following is the only material pending legal proceed-ing to which the Company is a party or as to which any of its property is subject.

 SUNA ET AL. V. BAILEY CORPORATION

    On June 2, 1994, the Company was served with a summons and complaint with respect to Vicki Match Suna and Lori Rosen v. Bailey Corporation, a purported class action suit brought in the United States District Court for the District of New Hampshire. The complaint alleged that the Company violated Rule 10b-5 of the Securities Exchange Act of 1934 by a purported dissemination of misleading information as to its financial position in connection with the purchase and sale of its securities. The Company was successful in having the complaint dismissed, and also in rebuffing the plaintiffs' attempt to file an amended complaint. The Court allowed the plaintiffs to make one more attempt, however, and on September 1, 1995 a second amended complaint was filed. The Company intends to move to dismiss this complaint also and the action in its entirety. If this effort is un-successful, the Company intends vigorously to assert defenses which it be-lieves to be meritorious. The complaint does not specify an amount of dam-ages and the proceeding is still in its infancy. The extent of any expo-sure of the Company, therefore, cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Common Stock has been quoted on the NASDAQ-National Market System ("NASDAQ- NMS") under the trading symbol "BAIB" since July 1, 1993. Prior to that time, the Common Stock was quoted on the NASDAQ-Small Cap Market and traded on the Boston Stock Exchange.

The following table sets forth, on a fiscal quarterly basis, the high and low closing sale price for the period from the beginning of the fiscal quarter ended October 30, 1993 through the close of fiscal year 1995 on NASDAQ-NMS:


                                                      HIGH              LOW
FISCAL 1995
First Quarter Ended October 30, 1994                 $ 7 3/4          $ 5 3/4
Second Quarter Ended January 29, 1995                  9                6 3/4
Third Quarter Ended April 30, 1995                     7 3/4            5 7/8
Fourth Quarter Ended July 30, 1995                     7 5/8            4 1/2

FISCAL 1994
First Quarter Ended October 30, 1993                 $13 3/4          $10 1/2
Second Quarter Ended January 29, 1994                 16 1/2           11 1/2
Third Quarter Ended April 30, 1994                    15 7/8            9
Fourth Quarter Ended July 31, 1994                    11                5 1/4

    As of October 23, 1995, there were 563 record holders of Common Stock.

    The Company has never paid cash dividends on the Common Stock. The Company intends to retain all earnings for general corporate purposes and does not anticipate paying cash dividends on the Common Stock in the fore-seeable future. The Company's credit agreement with its principal bank lender does not permit the payment of cash dividends on the capital stock of the Company without the lender's prior consent.

ITEM 6. SELECTED FINANCIAL DATA

                    BAILEY CORPORATION AND SUBSIDIARIES
        FOR THE FISCAL YEARS ENDED 1995, 1994, 1993, 1992 AND 1991
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                        1995         1994         1993         1992         1991
Operating Data:
   Net sales                         $  168,228   $  108,313   $   91,398   $   56,127   $   23,954
   Cost of products sold                151,414       92,379       77,010       48,360       21,285
   Selling, general and adminis-
     trative expenses                    15,300        9,313        7,366        4,515        4,324
   Interest                               3,871        1,648        1,913        1,607        1,284
   Provision for income taxes
     (benefit)                             (778)       2,207        2,044          639         (975)
   Net Income (loss)                 $   (1,579)  $    2,766   $    3,065   $    1,006   $   (1,964)
Per Share Data:
   Net income (loss)                 $     (.29)  $      .52   $      .73   $      .26   $     (.52)
Weighted Average Shares
  Outstanding                         5,444,000    5,356,000    4,187,000    3,941,000    3,744,000
Financial Position -- Year End:
   Working capital (deficiency)      $   (2,082)  $    7,566   $   (1,487)  $   (5,004)  $   (4,713)
   Total assets                         100,721       91,721       52,210       38,821       24,289
   Short-term debt including cur-
     rent portion of long-term
     debt and bank overdraft             18,710        5,857       10,836        9,812        7,563
   Long-term debt and capital
     leases                              33,136       35,438       16,674       11,830        6,761
   Common stockholders' equity           18,880       20,600        6,988        2,020          839

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of certain categories of costs and expenses to net sales for the fiscal years presented:

                                                                  Fiscal Years Ended

                                                         JULY 30,      July 31,      July 31,
                                                           1995          1994          1993

Net sales                                                  100.0%       100.0%         100.0%
Cost of products sold                                       90.0         85.3           84.3


Gross profit                                                10.0         14.7           15.7
Selling, general and administrative expenses                 9.1          8.6            8.0


Operating income                                             0.9          6.1            7.7
Interest expense (net)                                       2.3          1.5            2.1


Income (loss) before income taxes                           (1.4)         4.6            5.6
Provision for income tax (benefit)                          (0.5)         2.0            2.2


Net income (loss)                                           (0.9 %)       2.6%           3.4%


1995 COMPARED TO 1994

         The Company made the Premix/EMS Acquisition effective July 31, 1994, and the Contour Acquisition on July 1, 1993. Accordingly, the historical results of operations exclude the Premix/EMS Acquisition for 1994 and 1993 and include the Contour Acquisition for one month in 1993.

         Net sales in fiscal 1995 increased $59.9 million, or 55.3 % to $168.2 million, compared to $108.3 million in fiscal 1994. The increased sales are net of planned price decreases that were effected during the year. Contributing to the sales increase was $55.3 million of sales of the product lines purchased in the Premix/EMS Acquisition; $9.6 million from 27 new components introduced during the year; and $5.9 million from higher unit deliveries of 33 components carried over from the prior year. These higher sales were offset by $10.9 million of lower sales of 50 components carried over from the prior year. The most significant products in this category were 6 components for the Ford Tempo/Topaz which phased out of production early in the year, and 23 components for the Taurus/Sable which phased out at the beginning of the fourth quarter contributing to a substantially lowered level of sales in the fourth fiscal quarter and a net reduction for the full fiscal year.

         The new product introductions during the year were primarily for the restyled 1995 Ford Explorer sport utility vehicle and new models of the Channel Master satellite dishes which accounted for 74.3% and 20.1%, respectively, of the $9.6 million of new component sales.

         Gross profit in fiscal 1995 increased 5.5%, to $16.8 million compared to $15.9 million in the prior year. This increase was primarily due to the sales volume increase resulting from the acquired Premix/EMS operations. As a percentage of net sales, however, gross profit for fiscal 1995 declined to 10.0% compared to 14.7% in fiscal 1994. The comparatively lower gross margin was primarily attributable to (a) the lower average gross margin associated with the product lines acquired in the Premix/EMS Acquisition; (b) new product launch costs; (c) under-utilization of manufacturing capacity particularly during the second half of the fiscal year; (d) planned price decreases effected during the year, and (e) the gradual replacement during the year of more mature product lines with newly introduced lower margin components.

         Selling, general and administrative expenses in fiscal 1995 increased $6.0 million, or 64.3%, to $15.3 million compared to $9.3 million in fiscal 1994. The year-to-year increase was principally due to the addition of selling and administrative expenses associated with the acquired Premix/EMS operations and in part due to planned increases in design engineering and program management functions. As a percentage of net sales, selling, general and administrative expenses increased to 9.1% in fiscal 1995 compared to 8.6% in fiscal 1994.

         Interest expense in fiscal 1995 increased $2.2 million, or 135%, to $3.9 million compared to $1.7 million in fiscal 1994. The increase was due to the additional interest associated with $23.0 million of debt issued to finance the purchase of the Premix/EMS acquisition and increased utilization of the Company's revolving line-of-credit.

         Before provision for income taxes, the Company incurred a loss of $2.4 million for the fiscal year ended July 30, 1995 compared to pre-tax income of $5.0 million for the prior year. Accordingly, the Company was able to avail itself of income tax benefits attributable to the fiscal 1995 net operating loss carried back to prior years. The benefit thus recognized was at an effective rate of 33% compared to a tax expense rate of 44% for fiscal 1994.

         For the fiscal year ended July 30, 1995, the Company incurred a net loss of $1.6 million, or $.29 per share, compared to net income of $2.8 million, or $.52 per share in fiscal 1994. This negative operating performance for fiscal 1995 was most pronounced in the fourth quarter. For the fourth quarter ended July 30, 1995, on sales of $34.3 million the Company incurred a net loss of $4.2 million or $.77 per share. These adverse operating results were caused by the stretching out of new product launching activities, greater than planned acquisition assimilation costs, certain raw material cost increases and a shortfall in sales during the final four months of the year.

1994 COMPARED TO 1993

         The Company made the Premix/EMS Acquisition effective July 31, 1994, and the Contour Acquisition on July 1, 1993. Accordingly, the historical results of operations exclude the Premix/EMS Acquisition for both 1994 and 1993 and include the Contour Acquisition for one month in 1993.

         Net sales in fiscal 1994 increased $16.9 million, or 18.5% to $108.3 million, compared to $91.4 million in fiscal 1993. The increased sales are net of planned price decreases that were effected during the year. Contributing to the sales increase was $12.1 million from 19 new components introduced during the year; $17.0 million of sales of the product line purchased in the Contour Acquisition; and $2.5 million from higher unit deliveries of 27 components carried over from the prior year. These increases were offset by a $10.7 million decline in sales resulting from a reduction in unit deliveries of 39 components carried over from the prior year.

         The new product introductions during the year were primarily for the new 1994 Ford Mustang and the new Thunderbird which accounted for 61.0% and 38.6% of the $12.1 million of new component sales, respectively. The sales decline in carryover products was primarily associated with the Tempo/Topaz, Taurus/Sable and Explorer which were lower in fiscal 1994 compared to fiscal 1993 by 32.3%, 14.2% and 13.0%, respectively.

         Gross profit in fiscal 1994 increased $1.5 million, or 10.7%, to $15.9 million compared to $14.4 million in the prior year. This increase was primarily due to increased sales compared to fiscal 1993. As a percentage of net sales, gross profit for fiscal 1994 declined to 14.7% compared to 15.7% in fiscal 1993. The reduction in gross margin was primarily attributable to (a) planned price decreases effected during the year; (b) comparatively lower sales of components for the Tempo/Topaz, Explorer and Taurus/Sable programs which, as more mature products, had provided a greater contribution to manufacturing margins; (c) under-utilized capacity during most of the year at the Hillsdale and Madison facilities; and (d) product launch costs associated with the start-up of the Ford Mustang and Thunderbird programs and the transfer of production of the Mercury Villager and Nissan Quest components to one of the facilities purchased in the Contour Acquisition.

         The negative impact on gross margin for fiscal 1994 resulting from the foregoing factors was nevertheless offset by several planned manufacturing productivity improvements effected during the year. These included (a) material usage reductions and labor efficiencies gained from additions to robotics in both molding and painting processes; (b) revisions to fixtures used in some operations; (c) improvements in packaging; and (d) changes in material handling techniques.

         Selling, general and administrative expenses in fiscal 1994 increased $1.9 million, or 26.4%, to $9.3 million compared to $7.4 million in fiscal 1993. The year-to-year increase was principally due to planned additions to design engineering, marketing, program management and senior management functions. As a percentage of net sales, selling, general and administrative expenses increased to 8.6% in fiscal 1994 compared to 8.0% in fiscal 1993.

         Interest expense in fiscal 1994 decreased $265,000, or 13.9%, to $1.6 million compared to $1.9 million in fiscal 1993. The decrease was due to a lower average amount of short-term borrowings and long-term debt outstanding during fiscal 1994 compared to the prior year.

         The Company's effective tax rate was 44.4% for fiscal 1994 compared to 40.0% for fiscal 1993. The higher rate for fiscal 1994 is due to (a) the adoption by the Company during the year of Financial Accounting Standards Board Statement 109 which resulted in a one-time, non-tax deductible charge of $84,000 and (b) the recognition during the year of a non-tax deductible charge of $300,000 related to an environmental settlement.

         Net income in fiscal 1994 decreased $299,000 to $2.8 million ($.52 per fully diluted share) compared to $3.1 million ($.73 per fully diluted share) in fiscal 1993. As a percentage of net sales, net income in fiscal 1994 was 2.6% compared to 3.4% in fiscal 1993. Fully diluted per share amounts reflect a 27.9% increase in shares outstanding, calculated on a weighted average of 5,356,000 shares outstanding in fiscal 1994 compared to 4,187,000 shares outstanding in fiscal 1993.


LIQUIDITY AND CAPITAL RESOURCES

         At the inception of the fiscal year ended July 30, 1995 the Company acquired substantially all of the assets of Premix/E.M.S. Inc. for an aggregate purchase price of $34.5 million. The acquisition was financed via issuance to the Sellers of a $7.0 million secured promissory note plus a $9.0 million convertible debenture, payment in cash of $9.9 million, and the assumption of $8.6 million of current liabilities. In connection with the Acquisition, the Company negotiated an amended credit agreement with a bank which, with amendments, provided a new $8.0 million term loan, a revolving line-of-credit of $24.0 million and an equipment lease line-of-credit of $2.5 million. By subsequent amendment, $4.0 million of the revolver was carved out into a 3-year fixed maturity note.

         During the fiscal year ended July 30, 1995, the Company operated at an expanded level primarily due to the addition of the sales volume and facilities purchased in the Premix/EMS Acquisition. The increased operating rate required increased investments in inventories and reimbursable automation equipment. Meanwhile planned capital expenditures plus assets acquired under capitalized leases totaled $9.0 million. Also, during the last four months of the fiscal year, sales declined as certain higher-margin products phased out while launching of new products with associated start-up costs stretched out over protracted schedules. Meanwhile, higher than planned acquisition assimilation costs were incurred and several raw material suppliers posted price increases. As a result, operations generated a $4.2 million net loss in the fourth quarter.

         Faced with the reduced level of operating performance during the fourth quarter, the Company accelerated measures to curtail costs and expenses. In this connection, during August, 1995, the Company announced a temporary phasing down of operations at its Portland, Indiana production facility and the transfer of production to other Company plants to improve facility utilization. This plant deactivation is planned for an interim period until product engineering and development projects related to 1997 and 1998 programs are ready to be started into production.

         As a result of the foregoing, at July 30, 1995 total capitalization amounted to $52.0 million with long-term debt at $33.1 million, or 63.7%, and stockholders' equity of $18.9 million, or 36.3% of total capitalization. Meanwhile, during July 1995 a fixed asset note due July 1, 1996 in the amount of $5.0 million became a current liability thereby contracting net working capital with the result that at July 30, 1995, the Company's current ratio was .95 to 1.

         With these conditions developing, as of the end of the fourth quarter, there were instances of non-compliance with technical covenants of the Company's bank credit agreement. The bank has issued waivers and mutually satisfactory amended covenants are being determined for subsequent periods.

         Faced with contraction of liquidity, the Company put in place for fiscal year 1996 operating plans, budgets and expenditure curtailments so as to operate within prospective financial resources. These measures have begun to show progress with the outlook that the Company anticipates that cash flow and credit availability will be adequate to meet requirements including debt retirement obligations for the next twelve months.


COSTS AND EXPENSES RELATED TO PROTECTION OF THE ENVIRONMENT

         During fiscal 1995 the Company incurred costs and expenses, satisfied certain liabilities and made capital expenditures in connection with on-going management of compliance with environmental laws and regulations and in response to mandated contributions to the remediation of contaminated sites as to which it has been identified as a potentially responsible party ("PRP"). The expenses of on-going compliance in fiscal 1995 amounted to approximately $598,000 and consisted primarily of the removal of hazardous wastes generated at the Company's operating facilities, monitoring, testing and reporting activities, depreciation of control equipment and legal expense related to environmental matters. These expenses in fiscal 1994 and 1993 were approximately $637,000 and $669,000, respectively. In addition, as of May 1994, the Company incurred a one-time charge of $300,000 as the cost of full and final settlement of claims in the State of New Hampshire related to alleged instances of non-compliance with certain hazardous waste handling regulations.

         At July 30, 1995, and July 31, 1994, the Company's environmental accruals totaled $289,000 and $322,000, respectively. The Company's fiscal 1995 share of mandated payments as a PRP for remediation of off-site locations amounted to approximately $33,000, which was charged to previously accrued liabilities. The Company believes that it has identified its potential environmental exposures that are of a material nature and has accrued the low end of the range of its likely exposure. The Company does not believe that any additional liability relating to identified sites is material to its liquidity, financial position or results of operations.

         During fiscal 1996 the Company expects that on-going costs of compliance with environmental regulations will be approximately $725,000. Capital expenditures related to environmental matters in fiscal 1996 are expected to be approximately $650,000.

CLASS ACTION LITIGATION

         In July 1994, the Company was served with a summons and complaint with respect to a purported class action suit brought in the United States District Court for the District of New Hampshire. The complaint alleged that the Company violated Rule 10b-5 of the Securities and Exchange Act of 1934 by a purported dissemination of misleading information as to its financial position in connection with the purchase and sale of its securities. The Company was successful in having the complaint dismissed, and sought to rebuff the plaintiff's attempt to file an amended complaint. However, the Court allowed the plaintiffs to make one more attempt and on September 1, 1995, a second amended complaint was filed. The Company has moved to dismiss this amended complaint and the action in its entirety. The Court's decision is pending. Since the complaint does not specify an amount of damages and the proceeding is still in its early stages, the extent of the Company's exposure cannot be determined at this time. However, should this action proceed, the Company intends to vigorously assert defenses which it believes to be meritorious.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    BAILEY CORPORATION AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                  PAGE
Report of Independent Auditors                                                    16
Consolidated Balance Sheets -- July 30, 1995 and July 31, 1994                    17
Consolidated Statements of Operations for the Fiscal Years ended 1995, 1994
  and 1993                                                                        18
Consolidated Statements of Stockholders' Equity for the Fiscal Years ended
  1995, 1994 and 1993                                                             19
Consolidated Statements of Cash Flows for the Fiscal Years ended 1995, 1994
  and 1993                                                                        20
Notes to Consolidated Financial Statements                                        21

SCHEDULES
   II     Valuation and Qualifying Accounts for the Fiscal Years ended 1995,
          1994 and 1993                                                           36

    All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
 BAILEY CORPORATION AND SUBSIDIARIES

    We have audited the accompanying consolidated balance sheets of Bailey Corporation and subsidiaries as of July 30, 1995, and July 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consoli-dated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bailey Corporation and subsidiaries as of July 30, 1995 and July 31, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                            KPMG PEAT MARWICK LLP

Boston, Massachusetts
October 25, 1995

                    BAILEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      JULY 30, 1995 AND JULY 31, 1994
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                     1995       1994
                                                ASSETS
Current assets:
    Cash                                                                          $     313   $    201
    Restricted cash (Note 8)                                                            817        500
    Accounts receivable, net of allowances of $763 in 1995 and $215 in 1994
     (Note 7)                                                                        13,751     19,809
    Inventories (Notes 3 and 7)                                                      18,325     15,500
    Prepaid expenses and other current assets (Note 4)                                4,026      1,419
    Deferred income taxes (Note 11)                                                   3,709      1,142
       Total current assets                                                          40,941     38,571
Property, plant and equipment, net (Notes 2, 5 and 8)                                50,391     43,240
Other assets, net (Note 6)                                                            9,389      9,910
                                                                                  $ 100,721   $ 91,721
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                                $   1,585   $    321
    Short-term debt (Note 7)                                                          9,360      3,846
    Current portion of long-term debt (Note 8)                                        7,765      1,690
    Accounts payable                                                                 18,611     18,554
    Accrued liabilities and other current liabilities                                 5,535      6,468
    Income taxes payable (Note 11)                                                      167        126
       Total current liabilities                                                     43,023     31,005
Long-term debt, less current portion (Note 8)                                        33,136     35,438
Other long-term liabilities (Note 9)                                                  2,245      2,104
Deferred income taxes (Note 11)                                                       3,437      2,574
Commitments and contingencies (Note 15)                                               --         --
       Total liabilities                                                             81,841     71,121
Stockholders' equity (Note 12):
    Common stock, $.10 par value, 20,000,000 shares authorized; 5,393,558 and
     5,382,058 shares issued in 1995 and 1994, respectively                             539        538
    Additional paid-in capital                                                       13,805     13,587
    Retained earnings                                                                 5,202      6,781
    Minimum pension liability adjustment (Note 10)                                     (403)      (306)
    Treasury stock, 40,000 shares at cost                                              (263)     --
       Total stockholders' equity                                                    18,880     20,600
                                                                                  $ 100,721   $ 91,721

       See accompanying notes to consolidated financial statements.

                    BAILEY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE FISCAL YEARS ENDED 1995, 1994 AND 1993
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             1995         1994         1993
Net sales (Note 13)                                       $  168,228   $  108,313   $   91,398
Cost and expenses:
   Cost of products sold                                     151,414       92,379       77,010
   Selling, general and administrative expenses               15,300        9,313        7,366
       Operating income                                        1,514        6,621        7,022
Interest expense (net)                                        (3,871)      (1,648)      (1,913)
       Income (loss) before income taxes                      (2,357)       4,973        5,109
Income tax provision (benefit) (Note 11)                        (778)       2,207        2,044
       Net income (loss)                                  $   (1,579)  $    2,766   $    3,065
Net income (loss) per common share:
   Primary                                                $     (.29)  $      .52   $      .80
   Fully diluted                                          $     (.29)  $      .52   $      .73
Weighted average shares outstanding:
   Primary                                                 5,444,000    5,313,000    3,842,000
   Fully diluted                                           5,444,000    5,356,000    4,187,000

       See accompanying notes to consolidated financial statements.

                    BAILEY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE FISCAL YEARS ENDED 1995, 1994 AND 1993
                              (IN THOUSANDS)


                                     COMMON STOCK
                                                                                MINIMUM
                                                      ADDITIONAL                PENSION
                                                        PAID-IN    RETAINED    LIABILITY   TREASURY
                                    SHARES   AMOUNT     CAPITAL    EARNINGS   ADJUSTMENT     STOCK     TOTAL
Balance July 26, 1992               3,744    $ 374     $    696    $    950    $  --       $  --     $  2,020
   Private placement of common
     stock (Note 12)                  327       33        1,870       --          --          --        1,903
   Net income                        --        --         --          3,065       --          --        3,065
Balance July 31, 1993               4,071      407        2,566       4,015       --          --        6,988
   Public offering of common
     stock (Note 12)                1,076      108       10,488       --          --          --       10,596
   Exercise of stock options
     (Note 12)                        119       12          439       --          --          --          451
   Exercise of warrants (Note
     12)                              116       11          (11)      --          --          --        --
   Tax benefit from exercise of
     stock options (Note 11)         --        --           105       --          --          --          105
   Minimum pension liability ad-
     justment (Note 10)              --        --         --          --          (306)       --         (306)
   Net income                        --        --         --          2,766       --          --        2,766
Balance July 31, 1994               5,382      538       13,587       6,781       (306)       --       20,600
   Purchase of treasury stock        --        --         --          --          --          (263)      (263)
   Exercise of stock options
     (Note 12)                         12        1           25       --          --          --           26
   Tax benefit from exercise of
     stock options (Note 11)         --        --           193       --          --          --          193
   Minimum pension liability ad-
     justment (Note 10)              --        --         --          --           (97)       --          (97)
   Net loss                          --        --         --         (1,579)      --          --       (1,579)
Balance at July 30, 1995            5,394    $ 539     $ 13,805    $  5,202    $  (403)     $ (263)  $ 18,880

       See accompanying notes to consolidated financial statements.

                    BAILEY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE FISCAL YEARS ENDED 1995, 1994 AND 1993
                              (IN THOUSANDS)


                                                                         1995      1994       1993
Cash flows from operating activities:
   Net income (loss)                                                  $ (1,579) $   2,766  $  3,065
   Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                     5,268      3,120     2,353
       Loss (gain) on disposal of property, plant and equipment              2        (23)      (27)
       Deferred income taxes                                            (1,433)     1,010       672
       Gain on early payment of debt                                     --          (165)    --
       Change in assets and liabilities, net of effects of acquisi-
        tions:
          Decrease (increase) in accounts receivable                     6,058     (1,146)   (1,227)
          (Increase) decrease in inventory                              (2,825)       158    (2,392)
          (Increase) decrease in prepaid expenses and other current
           assets                                                       (2,607)      (208)      116
          Increase in other assets -- net                               (3,035)    (1,724)     (306)
          Increase (decrease) in accounts payable                           57      2,390    (1,137)
          (Decrease) increase in accrued liabilities and other cur-
           rent liabilities                                               (453)      (561)      475
          Increase (decrease) in income taxes payable                      234     (1,107)    1,248
          (Decrease) increase in other liabilities                        (227)       278      (138)
             Net cash (used in) provided by operating activities          (540)     4,788     2,702
Cash flows from investing activities:
   Capital expenditures                                                 (7,506)    (4,333)   (4,011)
   Acquisition of businesses, net of cash acquired                        (723)    (9,375)      (73)
   Proceeds from sale of property and equipment                             36         77       316
             Net cash used in investing activities                      (8,193)   (13,631)   (3,768)
Cash flows from financing activities:
   Increase (decrease) in short-term debt (including bank over-
     drafts), net                                                        6,778     (3,800)    1,151
   Proceeds from long-term borrowings                                    4,000      8,000     --
   Payments on long-term debt and capital leases                        (1,696)    (6,459)   (4,010)
   Issuance of 9% convertible subordinated promissory notes              --         --        1,278
   Proceeds from issuance of common stock                                --        10,596     1,875
   Proceeds from exercise of stock options                                  26        451     --
   Purchase of treasury stock                                             (263)     --        --
   Decrease in restricted cash                                           --         --          845
             Net cash provided by financing activities                   8,845      8,788     1,139
             Net increase (decrease) in cash                               112        (55)       73
Cash, beginning of year                                                    201        256       183
Cash, end of year                                                     $    313  $     201  $    256

       See accompanying notes to consolidated financial statements.

                      BAILEY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR FISCAL YEARS ENDED 1995, 1994 AND 1993

(1) SIGNIFICANT ACCOUNTING POLICIES

 Business Operations

    Bailey Corporation (the "Company") is a manufacturer of high quality molded plastic exterior components for sale to automobile manufacturers. Customers include original equipment manufacturers and other suppliers to the automobile industry in the United States and Canada.

 Fiscal Year

    The fiscal year of the Company ends on the nearest Sunday prior to or at July 31. All references herein to 1995, 1994, and 1993 mean the fiscal years ended July 30, 1995, July 31, 1994, and July 31, 1993, respectively.

 Principles of Consolidation

    The consolidated financial statements include the accounts of the Com-pany and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

 Inventories

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market (net realizable value).

 Depreciation and Amortization

    Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of owned assets. Assets held under capital leases are depreciated over their respective lease term. The following is a summary of estimated useful lives:

           Land improvements                                  5 years

           Buildings and improvements                     15-30 years
           Machinery and equipment                         3-11 years

 Goodwill

    Goodwill consists principally of excess purchase price over fair mar-ket value of net assets acquired, and is being amortized over 40 years using the straight-line method.

 Deferred Tooling, Design and Pre-production Costs

    Unreimbursed costs incurred in excess of reimbursements for customer- owned tooling are recorded as deferred tooling costs. Costs incurred for the design of components to be built for customers are recorded as de- ferred design, engineering and pre-production costs. These costs are amortized based on units produced in each year over the term of production contracts (generally 3 to 5 years) to which the tooling, design and pre-production costs relate.

 Reimbursable Deferred Automation

    In connection with production programs, the Company purchases automa-tion equipment for which it is reimbursed by the customer on a per piece shipped basis. Amounts estimated to be reimbursed in the succeeding twelve months are classified as current. Reimbursements estimated to be received beyond one year are included in other assets. Imputed interest on such re-imbursements are recognized as shipments are made. Title to the equipment reverts to the customer upon completion of the production program.

 Earnings per Share

    Earnings per share are calculated by dividing net income by the weighted average common shares outstanding during each period, including the dilutive effect of warrants and options outstanding during the period. Fully diluted earnings per share also include the assumed conversion of convertible debt. In fiscal 1995 warrants, options and convertible debt were anti-dilutive, and accordingly, have not been included in the calcu-lation.

 Income Taxes

    Amounts in the financial statements related to income taxes are calcu-lated using the principles of Financial Accounting Standards Board State-ment No.109, "Accounting for Income Taxes" (FAS 109). Prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. These deferred balances are measured by applying currently enacted tax rates. A valuation allowance reduces de-ferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be recognized.

    Prior to the adoption of the provisions of Statement No. 109, the Com-pany accounted for income taxes under the deferred method (APB 11). APB 11 required deferred income taxes to be recognized for income and expense items reported in different years for financial reporting and income tax purposes using current tax rates. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

 Revenue Recognition

    Sales are recognized upon shipment of products to customers.

(2) BUSINESS ACQUISITIONS

    Effective July 31, 1994, the Company acquired substantially all of the assets of Premix/EMS Inc. (the "Premix/EMS Acquisition"), a manufacturer of automotive molded plastic exterior components, for an aggregate pur-chase price of $34,484,000, subject to post-closing adjustments. Payment consisted of a secured five year promissory note in the principal amount of $7,000,000, bearing interest annually at a floating prime rate; a five-year convertible debenture in principal amount of $9,000,000, bearing in-terest at a fixed rate of 8% per annum, and convertible into Bailey Corpo-ration common stock at $10 per share; cash of $9,855,000 less $480,000 held pending satisfaction of certain conditions (in fiscal 1995, this amount was fully paid); and assumption of certain liabilities totaling $8,629,000. The acquisition has been accounted for as a purchase with the purchase price allocated over the estimated fair value of the assets and liabilities assumed, resulting in goodwill of $3,227,000 at July 31, 1994.

    The determination of the final purchase price was subject to a post-closing audit which was completed in fiscal year 1995. As a result of the audit and receipt of final appraisals of the fair market value of the net assets acquired, the entire amount of goodwill was reclassified to machin-ery and equipment in the fourth quarter. Additionally, the Company has un-successfully sought recovery of a portion of the purchase price and has instituted arbitration procedures with the sellers. It is anticipated that the arbitration process will be resolved in the second quarter of fiscal 1996. Should any of the purchase price be recovered, it will reduce the recorded values of the acquired property, plant and equipment.

    On July 1, 1993, the Company acquired certain assets totaling $7,801,000 and assumed certain liabilities totaling $1,580,000 of the Con-tour Technologies Division of the Boler Company (the "Contour Acquisi-tion"), a manufacturer of automotive plastic parts. Payment consisted of a fixed asset note in the principal amount of $5,047,000 payable on July 1, 1996 with certain extension provisions (Note 8), bearing interest at 8% per annum; and a working capital note in the principal amount of $1,174,000 bearing interest at 8% and payable weekly from the proceeds of the acquired accounts receivable. The acquisition has been accounted for as a purchase with the purchase price allocated over the fair value of the assets acquired and liabilities assumed. The operating results of Contour Technologies have been included in the consolidated operating results since the date of acquisition.

    The following unaudited pro forma summary presents the consolidated results of operations assuming that the Premix/EMS Acquisition occurred at the beginning of fiscal 1994, after giving effect to certain adjustments, including interest expense on the acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Premix/EMS Acquisition been made as of that date or of results which may occur in the future.

                                                                 FISCAL YEAR ENDED
                                                                   JULY 31, 1994
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Net sales                                                             $ 166,894
Net (loss)                                                            $  (1,573)
Net (loss) per share                                                  $    (.29)

(3) INVENTORIES

    Inventories consist of the following (in thousands):

                                                           1995           1994
Raw materials                                             $ 7,424        $ 7,433
Work-in-process                                             2,555          2,480
Finished goods                                              2,745          3,548
Tooling                                                     5,601          2,039
                                                          $18,325        $15,500

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following (in thousands):

                                                            1995           1994
Prepaid insurance                                          $  595         $  202
Prepaid expenses                                              430            206
Miscellaneous receivables                                     614            828
Other                                                          99            183
Reimbursable deferred automation (Note 1)                   1,240           --
Income taxes receivable                                     1,048           --
                                                           $4,026         $1,419

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following (in thousands):

                                                                       1995       1994
Land and improvements                                                $  1,098   $  1,095
Buildings and improvements                                             16,557     14,200
Machinery and equipment                                                51,791     41,870
   Total                                                               69,446     57,165
   Less accumulated depreciation                                      (19,055)   (13,925)
   Net                                                               $ 50,391   $ 43,240

    Included in property, plant and equipment is equipment held under cap-italized leases. This equipment has a cost basis of $5,685,000 and $4,237,000 at July 30, 1995, and July 31, 1994, respectively. Accumulated depreciation relating to this equipment amounted to $1,874,000 and $1,443,000 at July 30, 1995, and July 31, 1994, respectively.

    Depreciation expense, including amortization of capitalized leases, was $5,256,000, $3,108,000, $2,341,000, in fiscal 1995, 1994, and 1993, respectively.

(6) OTHER ASSETS

    Other assets consist of the following (in thousands):

                                                                      1995     1994
Goodwill, net of accumulated amortization of $48 and $36 in 1995
  and 1994 (Note 2)                                                  $  410   $3,649
Deferred tooling, design, and pre-production costs (Note 1)           4,782    3,654
Reimbursable deferred automation, net of current portion of
  $1,240 (Note 1)                                                     2,144     --
Pension intangible assets and prepaid costs (Note 10)                 1,446    1,583
Restricted Cash (Note 8)                                               --        317
Other assets, net                                                       607      707
                                                                     $9,389   $9,910

    Amortization of goodwill amounted to $12,000 in each of the fiscal years 1995, 1994, and 1993.

(7) SHORT-TERM DEBT

    Short-term debt consists of the revolving credit facility which car-ried a balance of $9,360,000 and $3,846,000 at July 30, 1995, and July 31,
1994, respectively.

In connection with the Premix/EMS Acquisition (Note 2), the Company renegotiated its credit agreement with a bank. The agreement consists of a term note with an initial advance of $8,000,000 (Note 8). Additionally, the Company maintains a revolving credit facility with a maximum avail-ability of $24,000,000, subject to certain limitations based on the levels of accounts receivable and inventory.

    On July 28, 1995, the Company elected to issue a $4,000,000 Fixed Ma-turity Carve Out Note under the existing credit agreement which reclassi-fied $4,000,000 of outstanding borrowings under the revolving credit fa-cility to long term debt. The Fixed Maturity Carve Out Note is due in its entirety on August 1, 1998, provided that no event of default has occurred prior to the due date.

    Obligations to the bank are secured by substantially all assets of the Company. The term note bears interest at the bank's prime rate (8.75% at July 30, 1995) plus 0.5%. The revolving credit facility and the Fixed Ma-turity Carve Out Note bear interest at the bank's prime rate. The credit agreement includes, among other provisions, restrictive covenants relating to the maintenance of certain financial and earnings ratios, prohibits the payment of cash dividends, and restricts the incurrence of additional debt, except with approval of the bank. As of July 30, 1995 as to certain of these covenants there were conditions of non-compliance by the Company. The bank has issued waivers and has agreed to determine mutually satisfac-tory covenants for subsequent periods.

(8) LONG-TERM DEBT

    Long term debt outstanding consists of the following (in thousands):

                                                                      1995      1994
Term note payable to bank (Note 7)                                   $ 7,333   $ 8,000
Fixed Maturity Carve Out Note (Note 7)                                 4,000     --
Ohio Bond Fund(a)                                                      2,476     2,730
Fixed asset note(b)                                                    5,047     5,047
Secured promissory note(c)                                             7,000     7,000
8% convertible debenture(d)                                            9,000     9,000
Industrial Revenue Bonds at various rates from 5% to 7% and due
  in varying amounts to 2003                                             975     1,198
Capital lease obligations, at various rates from 8.5% to 13.0%
  and due in varying amounts to 2003                                   3,820     2,903
   Total secured debt                                                 39,651    35,878
9% convertible subordinated notes(e)                                   1,250     1,250
                                                                      40,901    37,128
Less amounts payable in one year                                       7,765     1,690
                                                                     $33,136   $35,438
(a) This funding was received from the Director of Development of the
    State of Ohio in the form of a long term lease. Ten percent or
    $317,000 was withheld to reduce the amount of the final payment and an additional $500,000 was withheld as additional security for payments under the lease. Both are reflected as restricted cash under current assets. In August 1995, the Company filed an application with the Di-
    rector of Development for the State of Ohio requesting conversion of both restricted cash amounts ($817,000) to letters of credit, accord-
    ingly it is anticipated that these funds will be collected within fis-
    cal year 1996.

(b) This note relates to the Contour Acquisition (Note 2) and is payable by July 1, 1996 (the "Fixed Asset Note Extension Date"). The note bears interest at the rate of 8% and is secured by the acquired equip-ment and by mortgages on each of the Hillsdale and Madison properties.
    If the Company fails to pay the entire principal on or prior to the Fixed Asset Note Extension Date, the principal shall be increased by
    (i) an amount equal to 17.65% of the principal plus (ii) the interest that would have accrued from closing to the Fixed Asset Note Extension
    Date at an interest rate of 8%. Principal would then mature and be payable in annual installments of $1,000,000 on July 1, 1996 and 1997, with the remaining unpaid balance due on July 1, 1998. It is manage-ment's intention to pay this note in full by July 1, 1996.

(c) This note relates to the Premix/EMS Acquisition (Note 2). Principal payments of $625,000 are to be made bi-annually beginning on January
    31, 1996, with a final installment of $2,625,000 due on July 31, 1999.
    The note bears interest at a floating prime rate and is secured by the acquired property, plant and equipment.

(d) This note relates to the Premix/EMS Acquisition (Note 2) and matures on July 31, 1999. The note is convertible into Bailey Corporation com-mon stock at $10 per share and requires the Company to obtain an ef-fective registration statement to register the "convertible shares."

(e) These notes were issued through a private placement during April 1993
    (Note 12). The notes are convertible into common stock in the Company at $10 per share, and mature in the year 2000.

    Aggregate principal payments due over the next five years (and there-after) are as follows for the fiscal years ending (in thousands):

July 28, 1996                                                            $ 7,765
July 27, 1997                                                              3,472
July 26, 1998                                                              3,827
July 25, 1999                                                              5,486
July 31, 2000                                                             18,902
Thereafter                                                                 1,449
                                                                         $40,901

(9) OTHER LONG-TERM LIABILITIES

    Other long-term liabilities consist of the following (in thousands):


                                                                      1995     1994
Additional minimum pension liability (Note 10)                       $1,848   $1,635
Deferred gain on sale of equipment                                      108      147
Environmental liability (Note 15)                                       289      322
                                                                     $2,245   $2,104

(10) PENSION PLANS

    The Company has various retirement plans covering substantially all employees. The Company maintains five defined benefit pension plans cover-ing certain full-time hourly and salaried employees. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of the employees' length of service and earnings. For all plans, the Com-pany's funding policy is to make at least the minimum annual contributions required by Federal law and regulation.

    The components of net pension cost are as follows (in thousands):


                                                                 1995     1994    1993
Service costs -- benefits earned during the period             $   316   $ 108   $ 199
Interest cost on projected benefit obligations                     873     505     427
Return on assets                                                (1,001)   (108)   (321)
Net amortization and deferral                                      450     (85)    101
   Net pension cost                                            $   638   $ 420   $ 406

    The funded status of the defined benefit plans was as follows (in thousands):

                                                                    1995                        1994
                                                            ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                            EXCEED       BENEFITS       EXCEED       BENEFITS
                                                          ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                                           BENEFITS       ASSETS       BENEFITS       ASSETS
Actuarial present value of benefit obligations:
   Vested benefits                                          $3,865        $ 6,231       $3,271        $ 4,962
   Nonvested benefits                                          181            346          275            319
   Effect of union negotiations                               --            --            --              692
Accumulated benefit obligation                               4,046          6,577        3,546          5,973
Projected benefit obligation                                 4,770          6,968        4,096          5,973
Market value of plan assets                                  5,181          4,438        4,596          3,469
Excess (deficiency) of assets over projected benefit
  obligation                                                   411         (2,530)         500         (2,504)
Unrecognized net loss                                          330            674          162            325
Unrecognized prior service costs                              --              879         --              973
Unrecognized net transition obligation                        --              294         --              336
Prepaid (accrued) pension cost                              $  741        $  (683)      $  662        $  (870)

    An additional liability of $1,848,000 and $1,635,000 related to cer-tain plans has been included in other long-term liabilities at July 30, 1995 and July 31, 1994, respectively, to reflect the required minimum lia-bility for unrecognized prior service costs. As a result of recording this additional liability the Company recorded a reduction to stockholders' eq-uity of $403,000 at July 30, 1995, and an adjustment of $306,000 at July 31, 1994, net of applicable deferred income taxes. In addition, an intan-gible asset in the amount of $1,173,000 and $1,309,000 has been included in other assets at July 30, 1995, and July 31, 1994, respectively, to re-flect the allowable asset recognizable up to the amount of unrecognized prior service costs.

    The weighted-average assumed discount rate and rate of return on plan assets was 8% and 8.5% in 1995 and 1994. The expected rate of increase in compensation levels used was 4.5% for both 1995 and 1994.

    Plan assets consist principally of cash and cash equivalents, listed common stocks, debentures, and fixed income securities.

    On December 31, 1992, a salaried pension plan was frozen and no fur-ther service liability will accrue under the plan. Effective January 1, 1993, a defined contribution plan was established whereby eligible employ-ees may contribute up to 10% of their salary, with a dollar-for-dollar match by the Company of up to 2% of an employee's salary. The Company re-corded expense under this plan of $286,000, $220,000 and $148,800 for 1995, 1994 and 1993, respectively.

    During fiscal year 1994 the Company and the Union agreed to tempo-rarily freeze benefit accruals of the Bailey Hourly Pension Plan in con-sideration for providing an increasing schedule of benefit levels during the course of the bargaining agreement. The schedule of increasing monthly benefit levels for each year of service is as follows for retirements occurring on or after:

           February 7, 1994                                    $18.00
           June 8, 1995                                        $19.00
           June 8, 1996                                        $20.00
           June 8, 1997                                        $21.00
           June 8, 1998                                        $22.00

(11) INCOME TAXES

    As of August 1, 1993, the Company adopted Financial Accounting Stan-dards Board Statement 109. The cumulative effect of this change in ac-counting for income taxes was immaterial and was included in selling, gen-eral and administrative expenses in the consolidated statement of opera-tions for the year ended July 31, 1994. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

    Total income tax expense (benefit) for the years ended July 30, 1995 and July 31, 1994 was allocated as follows (in thousands):

                                                                FISCAL YEARS ENDED
                                                               JULY 30,   JULY 31,
                                                                 1995       1994
Income from operations                                           $(778)    $2,207
Stockholders' equity, for compensation expense for tax pur-
  poses in excess of amounts recognized for financial re-
  porting purpose                                                 (193)      (105)
                                                                 $(971)    $2,102

Income tax expense (benefit) from operations consists of (in thou-sands):

                                                          CURRENT   DEFERRED   TOTAL
Year ended July 30, 1995:
   U.S. Federal                                            $  513   $(1,218)   $ (705)
   State and local                                            142      (215)      (73)
                                                           $  655   $(1,433)   $ (778)
Year ended July 31, 1994:
   U.S. Federal                                            $1,001   $   698    $1,699
   State and local                                            355       153       508
                                                           $1,356   $   851    $2,207
Year ended July 31, 1993:
   U.S. Federal                                            $  996   $   672    $1,668
   State and local                                            376     --          376
                                                           $1,372   $   672    $2,044

    The differences between the statutory Federal rate and the effective tax rate are as follows:

                                                                FISCAL YEARS ENDED
                                                          JULY 30,   JULY 31,   JULY 31,
                                                            1995       1994       1993
Statutory Federal income tax rate                           34.0%      34.0%      34.0%
State taxes (benefit), net                                  (3.1)       6.9        4.9
Environmental settlement                                     --         2.1        --
Other, net                                                   2.1        1.4        1.1
                                                            33.0%      44.4%      40.0%

    For the year ended July 31, 1993, deferred income tax expense of $672,000 resulted in differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax ef-fects of those timing differences are presented below (in thousands):

                                                                               JULY 31,
                                                                                  1993
Alternative minimum tax                                                           $183
Depreciation                                                                       225
Pension                                                                            (53)
Inventory                                                                          (48)
Deferred tooling, design and pre-production costs                                  382
Other, net                                                                         (17)
                                                                                  $672

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 30, 1995, and July 31, 1994 are presented below (in thousands):

                                                               JULY 30,   JULY 31,
                                                                 1995       1994
Deferred tax assets:
   Accounts receivable                                          $   450    $    43
   Inventories                                                      414        206
   Other reserves and accruals                                      979        420
   Minimum pension adjustment                                       271      --
   Alternative minimum tax credit carryforwards                   1,329        473
   Net operating loss carryforwards                                 160      --
   Environmental liability                                          106      --
       Total deferred tax assets                                  3,709      1,142
Deferred tax liabilities:
   Property, plant and equipment                                 (2,732)    (2,054)
   Deferred tooling, design and pre-production costs               (640)      (506)
   Other                                                            (65)       (14)
       Total deferred tax liabilities                            (3,437)    (2,574)
       Net deferred tax liabilities                             $   272    $(1,432)

    Management believes the Company will obtain the full benefit of State net operating loss carryforwards and other temporary differences recorded as deferred tax assets on the basis of its evaluation of the Company's an-ticipated profitability over the period of years that the temporary dif-ferences are expected to become tax deductions. It believes that suffi-cient book and taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company's expected future earnings based on automotive supply contracts awarded for parts to be produced beginning with the 1997 model year. Man-agement also considered the fact that the Company has alternative minimum tax credit carryforwards available to reduce future regular income taxes, if any, over an indefinite period.

(12) STOCKHOLDERS' EQUITY

 Public Offering

    In September, 1993, the Company completed a public offering of 1,076,600 shares of its $.10 par value common stock. The net proceeds from the offering of $10,596,000 were used to reduce short-term borrowings, pay down certain long-term debt, retire the subordinated debentures payable to related parties, and to fund working capital requirements.

 Private Placement

    During April 1993, the Company raised $3,125,000, before expenses, from the private placement of 312,500 shares ($1,875,000) of the Company's common stock, $.10 par value per share (the "Common Stock"), and $1,250,000 of 9% Convertible Subordinated Notes maturing in the year 2000 (the "9% Notes"). The 9% Notes are convertible into Common Stock at $10.00 per share. In addition to the aforementioned issuance of 312,500 shares of Common Stock, the Company issued 14,166 shares of its Common Stock in pay-ment of a fee in connection with the private placement.

 Common Stock Warrants

    In addition to warrants issued with subordinated debentures issued in June 1992, the Company, in connection with a financing agreement in 1988, issued a warrant to a lender to purchase 115,794 shares of common stock at $.0033 per share. The estimated value of this warrant at the time of issu-ance was $175,000, which was recorded as a liability. The warrant was sub-ject to certain put and call provisions, which expired on June 30, 1992. Therefore the amount of the expired put option was transferred to addi-tional paid-in capital in 1992. On August 5, 1993, 115,794 shares of com-mon stock were issued pursuant to the exercise of these warrants. At July 30, 1995, 62,500 warrants remain outstanding relating to the subordinated debentures issued in June 1992.

Stock Option Plans

    In April 1986, the Company adopted an incentive stock option plan ("the 1986 plan"). The Company has reserved 200,000 shares of common stock for distribution under the 1986 plan. Options to purchase common stock under the 1986 plan will be exercisable during a period not to exceed ten years from the date the options are granted with option prices of not less than 100% of the fair market value of the stock on the respective date of grant, or 110% of the fair market value if granted to persons owning more than 10% of the outstanding stock.

    On November 2, 1994, 10,000 options were granted under the 1986 plan at equivalent exercise prices and vesting periods as the non-qualified stock options discussed below.

    The following is a summary of option activity under the 1986 plan for 1995, 1994, and 1993:

                                                       OPTIONED
                                                        SHARES          PRICE
Balance, July 26, 1992                                  101,300      $1.00-$3.00
   Granted                                              100,500      $5.88-$7.50
   Exercised                                              --             --
   Cancelled                                             (1,800)     $      3.00
Balance, July 31, 1993                                  200,000      $1.00-$7.50
   Granted                                                --             --
   Exercised                                            (59,025)     $1.00-$7.50
   Cancelled                                              --             --
Balance, July 31, 1994                                  140,975      $1.00-$7.50
   Granted                                               10,000      $      7.18
   Exercised                                            (11,500)     $1.00-$5.88
   Cancelled                                            (23,750)     $      5.88
Balance, July 30, 1995                                  115,725      $1.00-$7.50

    At July 30, 1995, options for 89,038 shares were exercisable in accor-dance with provisions of the incentive plan.

    On November 2, 1994, the Company granted 293,000 non-qualifiied stock options to key employees at an exercise price equivalent to the fair mar-ket value on the date of grant ($7.18). Up to 25% of the options are exer-cisable on the grant date with all remaining options vesting ratably over three years. In the event of a change of control of the company, 100% of the grant may be exercised immediately. The options expire on November 2, 2002, or ninety days after employment terminates, whichever date is ear-lier. Subsequent to November 2, 1994, 55,000 options were cancelled as a result of termination of the employees' employment. As of July 30, 1995, 238,000 options were outstanding with 59,500 exercisable.

    In connection with a four-year employment agreement with an officer of a subsidiary, on June 26, 1992 the Company granted options to purchase 120,000 shares of the Company's common stock, exercisable for 30,000 shares immediately and an additional 30,000 shares on each anniversary of the employment agreement. The options are exercisable at $4.75 per share as determined by the agreement. In fiscal year 1994, 60,000 shares were exercised. No shares were exercised in fiscal year 1995. Therefore 60,000 shares were outstanding and exercisable at July 30, 1995.

    During 1994 the Company granted two option agreements to two officers of the Corporation. The first agreement granted options to purchase 50,000 shares of the Company's common stock at $6.125 per share (market value on date of issuance), exercisable for 12,500 shares immediately and an addi-tional 12,500 shares on each anniversary of the agreement. The second agreement granted options to purchase 100,000 shares of the Company's com-mon stock at $11 per share (market value on date of issuance), exercisable for 25,000 shares immediately and an additional 25,000 shares on each an-niversary of the agreement. No shares have been purchased under these agreements.

(13) MAJOR CUSTOMERS

    Sales to third parties are concentrated in a few major customers and consisted of the following percentages of the Company's total net sales:

                                                           1995    1994     1993
Ford Motor Company                                           57%     83%     93%
General Motors Corporation                                   28%      5%      3%
Freightliner Corporation                                      5%      5%    --
Other                                                        10%      7%      4%
                                                            100%    100%    100%

(14) RELATED PARTY TRANSACTIONS

    Certain nonemployee directors provided consulting services to the Com-pany totaling $288,000, $298,000, and $280,000 in 1995, 1994, and 1993,
respectively.

    Interest payments made to related parties on subordinated debentures which were retired in the first quarter of fiscal 1994 amounted to $15,000 and $63,000 in fiscal years 1994 and 1993, respectively.

    In July 1993 the Company negotiated an agreement with Rall Leasing, a partnership which includes certain officers and directors who are also stockholders of Bailey, to terminate the Company's entire obligation under a real property lease in exchange for $230,000, thereby releasing it from all obligations under the lease. Charges to operations under this lease were $292,000 in 1993 (including the settlement).

(15) COMMITMENTS AND CONTINGENCIES

    The Company is subject to a variety of legal proceedings, contractual obligations and environmental issues, arising out of the conduct of its business, which are pending or threatened.

 Environmental Costs

    The Company and its immediate predecessor, USM's Bailey Division, have been named as potentially responsible parties ("PRP") at the Resolve Su-perfund site and at the Solvents Recovery Services site. At both sites, the Company and all other PRP's are jointly andseverally liable for all remediation costs under applicable environmental laws. The Company is pur-suing indemnification from USM and/or USM's insurers for some of its costs associated with the remediation efforts at both sites.

    The Company also faces potential environmental liability relating to the Conneaut, Contour and Premix/EMS Acquisitions if the former owners cannot fulfill the environmental obligations relating to their ownership. For each acquisition the Company has been indemnified for environmental obligations arising prior to its ownership as part of the acquisition agreements. Additionally, part of the purchase consideration for the Con-neaut Acquisition was escrowed and the right to offset debt issued by the Company in connection with the Contour and Premix/EMS Acquisitions exists to specifically cover environmental obligations of the former owners.

    The Company's policy is to accrue environmental costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. On-going costs of compliance with en-vironmental laws are charged to expense when incurred. Where the estimate is a range and no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The re-liability and precision of the environmental accruals are affected by nu-merous factors, such as different stages of site evaluation, the allocation of responsibility among PRP's and the assertion of additional claims. The Company adjusts its accruals as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new and changing facts. At July 30, 1995, and July
31, 1994, the Company's environmental accruals totalled $289,000 and $322,000, respectively and related to its share of mandated payments as a PRP for remediation of the Resolve site. The Company believes it has iden-tified and accrued for its material likely environmental exposures and that any additional liability relating to identified sites is immaterial to its liquidity, financial position and results of operations.

    During fiscal 1995 and 1994, the Company paid approximately $33,000 and $370,000, respectively, for mandated payments as a PRP for remediation of the Resolve site which was charged against previously accrued liabili-ties. Additionally, in May 1994, the Company settled alleged waste han-dling violations through payment of a $300,000 fine. The settlement re-solved all claims by the state of New Hampshire arising out of a 1990 re-view.

 Litigation

    In June 1994, the Company was served with a summons and complaint with respect to a purported class action suit brought in the United States Dis-trict Court for the District of New Hampshire. The complaint alleged that the Company violated Rule 10b-5 of the Securities Exchange Act of 1934 by a purported dissemination of misleading information as to its financial position in connection with the purchase and sale of its securities. The Company was successful in having the complaint dismissed, and also in re buffing the plaintiff's attempt to file an amended complaint. The Court allowed the plaintiffs to make one more attempt, however, and on September 1, 1995, a second amended complaint was filed. The Company intends to move to dismiss this complaint as well, and the action in its entirety. If this effort is unsuccessful, the Company intends to vigorously assert defenses which it believes to be meritorious. The complaint does not specify an amount of damages and the proceeding is still in its infancy. Accordingly, the extent of any exposure of the Company cannot be determined at this time.

    The Company is also involved in other litigation arising in the normal course of business. Management does not believe that such litigation will have a material impact on its financial position or results of operations.

 Development Joint Venture

    The Company has entered into a joint venture for the development of certain non-automotive plastic products. The joint venture, a limited lia-bility company named Rail Pak, LLC (the Venture), is 60% owned by the Com-pany and 40% by an unrelated third party corporation. Under the agreement, the Company has committed to providing limited technical support and to funding initial product development up to $300,000 (Phase I) and at the option of the Company, at its sole discretion, may either elect to con-tinue funding for production (Phase II) or may surrender its interests in the venture with no remaining liability. During the fiscal year ended July 30, 1995, the Company funded the venture in the cash amount of $240,000 and is committed to an additional $60,000 of funding to the Venture for Phase I. Due to the uncertainty of continuation of the Venture on the part of the Company, Phase I costs are expensed as engineering costs in the Company's financial accounts. In the event that the Company elects to pro-ceed with funding Phase II (the production phase), the accounts of the Venture will be included in the Company's consolidated financial state-ments.

 Nonemployee Directors' Retirement Agreements

    In October 1994, four nonemployee directors rescinded existing agree-ments issued during fiscal 1994 in exchange for new retirement agreements, the terms of which are under negotiation. The new agreements are expected to provide a maximum benefit of $60,000 per year for five years after re-tirement from the board, plus lifetime participation in the Company's healthcare plan.

 Leases

    The Company leases certain office facilities, machinery and equipment and automobiles under operating leases with unexpired terms ranging from one to five years. Payments due under operating leases over the next five years are as follows for the fiscal years ending (in thousands):

           July 29, 1996                                       $  709
           July 28, 1997                                          484
           July 27, 1998                                          155
           July 26, 1999                                           62
           July 25, 2000                                           22
                                                               $1,432

    Rent expense under operating leases was $911,000, $589,000, and $453,000, for the fiscal years ended 1995, 1994 and 1993, respectively.

 Letters of Credit

    At July 30, 1995, the Company was contingently liable for $1,096,000 related to letters of credit outstanding which guarantee various trade ac-tivities.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

Selected cash payments and noncash activities were as follows:

                                                                    1995      1994     1993
                                                                         (IN THOUSANDS)
Cash paid for:
   Interest                                                        $3,061   $ 1,716   $1,826
   Income taxes                                                     1,206     2,680      418
Net assets acquired through issuance of debt in the Premix/EMS
  Acquisition (Notes 2 and 8)                                        --      16,480     --
Net assets acquired through issuance of debt in the Contour ac-
  quisition (Notes 2 and 8)                                          --       --       6,221
Minimum pension liability charge to equity (Note 10)                   97       306     --
Gain on debt extinguishment (Note 8)                                 --         165     --
Tax benefit from exercise of stock options (Note 11)                  193       105     --
Assets acquired under capitalized leases                            1,469       212      705
Issuance of stock for services in lieu of cash (Note 12)             --       --          28

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

    (in thousands, except per share data)

                                                FIRST    SECOND     THIRD     FOURTH
                                               QUARTER   QUARTER   QUARTER   QUARTER     YEAR
1995
Net sales                                      $ 45,177  $41,057   $47,729   $34,265   $168,228
Gross profit (loss)                            $  6,740  $ 5,479   $ 5,798   $(1,203)  $ 16,814
Operating income (loss)                        $  3,355  $ 1,777   $ 1,964   $(5,582)  $  1,514
Net income (loss)                              $  1,473  $   522   $   588   $(4,162)  $ (1,579)
Net income (loss) per share -- primary         $    .27  $   .10   $   .11   $  (.77)  $   (.29)
Net income (loss) per share -- fully di-
  luted                                        $    .25  $   .10   $   .11   $  (.77)  $   (.29)

1994
Net sales                                      $ 26,903  $26,653   $30,677   $24,080   $108,313
Gross profit                                   $  4,058  $ 3,958   $ 4,834   $ 3,084   $ 15,934
Operating income                               $  2,076  $ 1,853   $ 2,098   $   594   $  6,621
Net income                                     $    940  $   867   $   894   $    65   $  2,766
Net income per share -- primary(1)             $    .19  $   .16   $   .16   $   .01   $    .52
Net income per share -- fully diluted          $    .18  $   .16   $   .16   $   .01   $    .52

(1) Note: Due to rounding, the sum of quarterly figures do not equal full year net income per share.

(18) SUBSEQUENT EVENTS

 Portland Plant Shutdown

    On August 3, 1995, the Company announced its intention to temporarily curtail operations in its Portland, Indiana, manufacturing facility. The Company does not expect any material costs to be incurred relating to this curtailment. Losses to be recognized in connection with the curtailment will be recognized in the first quarter of fiscal 1996.

 Stockholder Rights Plan

    On September 28, 1995, the Board of Directors of the Company adopted a stockholder rights plan. Under the plan, the Company declared a dividend of one Right for each outstanding share of common stock, par value $.10 per share. The Rights will be issued to the holders of record of shares of Common Stock outstanding on September 28, 1995, and with respect to shares of Common Stock issued thereafter until the Distribution Date (as defined in the Rights Agreement) and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date. Each Right, when it becomes exercisable as defined in the Rights Agreement, would initially entitle the registered holder to purchase from the Company one share of Common Stock at an exercise price of $28. The Rights expire September 28, 2005 and, under certain conditions, may be redeemed by the Company at a price of $.01 per Right. The Rights have no voting privileges and are not currently separable from the Common Stock.

    The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group (the "Acquiring Person") acquiring or attempting to acquire 15% or more of the outstanding shares of Common Stock. Upon the occurrence of such an event, each right (except the Rights beneficially owned by the Acquiring Person, which become null and void) entitles its holder to purchase for $28 the economic equivalent of Common Stock, or in certain circumstances, securities of the Acquiring Person, or its affiliate, worth twice as much. The description and terms of the Rights are set forth in a Rights Agreement dated as of September 28, 1995 between the Company and State Street Bank and Trust Company, as Rights Agent.

                   BAILEY CORPORATION AND SUBSIDIARIES
             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE FISCAL YEARS ENDED 1995, 1994 AND 1993
                              (IN THOUSANDS)


                                                            ADDITIONS
                                                            CHARGED TO
                                           BALANCE AT       COSTS AND                 BALANCE AT
             DESCRIPTION               BEGINNING OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
Year ended July 30, 1995:
   Allowance for doubtful accounts            $ 215           $ 1,300       $ 752        $ 763
Year ended July 31, 1994:
   Allowance for doubtful accounts            $ 254           $   690       $ 729        $ 215
Year ended July 31, 1993:
   Allowance for doubtful accounts            $ 317           $   580       $ 643        $ 254

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                 PART III

    In accordance with Paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the registrant will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended July 30, 1995, a definitive proxy state-ment pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements, Financial Statement Schedules, and Exhibits.

       1. Financial Statements. See Item 8 for the Financial Statements of the Company filed as a part hereof. (Exhibits omitted)

       2. Financial Statement Schedules. See Item 8 for the Financial Statement Schedules of the Company filed as a part hereof.

       3. Exhibits. Pursuant to Rule 12b-32 and General Instruction G, the following Exhibits are required to be filed with this Report by
    Item 14 above and are incorporated by reference from the reference source cited in the Exhibit Index below, are filed herewith, or are not applicable.

    (b) Reports on Form 8-K.

    On October 2, 1995, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") to report the adoption by the Company on September 28, 1995 of a stockholder rights plan.

    The Company filed with the SEC Quarterly Reports on Form 10-Q for each of the quarters ended October 30, 1994, January 29, 1995, and April 30, 1995, in each case within 45 days of the end of the respective quarter.

                                SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                            BAILEY CORPORATION

Dated: October 26, 1995                     By:   /s/ ROGER R. PHILLIPS

                                                    ROGER R. PHILLIPS
                                               CHAIRMAN OF THE BOARD,
                                                      PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER AND
                                                        SECRETARY
                                               (PRINCIPAL EXECUTIVE OF-
                                                          FICER)

Dated: October 26, 1995                     By:  /s/ LEONARD J. HEILMAN

                                                    LEONARD J. HEILMAN
                                               EXECUTIVE VICE PRESIDENT --
                                                       FINANCE AND
                                               ADMINISTRATION, TREASURER
                                                 AND ASSISTANT SECRETARY
                                               (PRINCIPAL FINANCIAL AND
                                                   ACCOUNTING OFFICER)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated: October 26, 1995                     By:   /s/ ROGER R. PHILLIPS

                                                    ROGER R. PHILLIPS
                                               DIRECTOR, CHAIRMAN OF THE
                                                    BOARD, PRESIDENT,
                                               CHIEF EXECUTIVE OFFICER AND
                                                        SECRETARY

Dated: October 26, 1995                     By:    /s/ E GORDON YOUNG

                                                      E GORDON YOUNG
                                                         DIRECTOR

Dated: October 26, 1995                     By:    /s/  LOUIS T. ENOS

                                                      LOUIS T. ENOS
                                                         DIRECTOR

Dated: October 26, 1995                     By:   /s/ ALLAN B. FREEDMAN

                                                    ALLAN B. FREEDMAN
                                                         DIRECTOR

Dated: October 26, 1995                     By:     /s/ JOHN G. OWENS

                                                      JOHN G. OWENS
                                                         DIRECTOR

Dated: October 26, 1995                     By:   /s/ WILLIAM A. TAYLOR

                                                    WILLIAM A. TAYLOR
                                                         DIRECTOR



EXHIBIT INDEX


 EXHIBIT
  NO.                   TITLE                                 METHOD OF FILING
 3.1       Certificate of Incorporation                    Incorporated by reference
                                                           from Form 10-K, Exhibit 3.01,
                                                           filed on October 24, 1992

 3.2       Amended and Restated By-Laws                    Filed herewith

 4.1       Stockholder Rights Agreement, dated             Incorporated by reference
           as of September 28, 1995, between               from Form 8-K, Exhibit 4(a)
           Bailey Corporation and State Street             filed on October 2, 1995
           Bank and Trust Company, as Rights
           Agent

10.01      Amended and Restated Agreement of               Incorporated by reference
           Purchase and Sale, dated May 5, 1992,           from Form 8-K, Exhibit 2.01
           and effective as of April 9, 1992               filed on July 13, 1992

10.02      Subordinated Debenture due June 25,             Incorporated by reference
           1995, in the amount of $200,000                 from Form 8-K, Exhibit 4.01
           issued to Anthony A. Martino                    filed on July 13, 1992

10.03      Warrant to Purchase 50,000 Shares               Incorporated by reference
           of Common Stock of Bailey Corporation           from Form 8-K, Exhibit 4.02
           dated June 26, 1992, as issued to               filed on July 13, 1992
           Anthony A. Martino

10.04      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.03
           to Allan B. Freedman                            filed on July 13, 1992

10.05      Warrant to Purchase 12,500 Shares               Incorporated by reference
           of Common Stock of Bailey Corporation           from Form 8-K, Exhibit 4.04
           dated June 26, 1992, as issued to               filed on July 13, 1992
           Allan B. Freedman

10.06      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.05
           to self-directed pension account FBO            filed on July 13, 1992
           Roger R. Phillips

10.07      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.06
           to William A. Taylor                            filed on July 13, 1992

10.08      Subordinated Debenture due June 29,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.07
           to self-directed pension account FBO            filed on July 13, 1992
           Roger R. Phillips

10.09      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.08
           to Louis T. Enos                                filed on July 13, 1992

10.10      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.09
           to John G. Owens                                filed on July 13, 1992

10.11      Subordinated Debenture due June 26,             Incorporated by reference
           1995, in the amount of $50,000 issued           from Form 8-K, Exhibit 4.10
           to E Gordon Young                               filed on July 13, 1992

10.12      Conformed copy of Subordinated                  Incorporated by reference
           Debenture Purchase Agreement                    from Form 8-K, Exhibit 4.11
           entered into by Louis T. Enos, John             filed on July 13, 1992
           G. Owens, and E Gordon Young with
           Bailey Corporation

10.13      Conformed copy of Subordinated                  Incorporated by reference
           Debenture and Warrant Purchase                  from Form 8-K, Exhibit 4.12
           Agreement entered into by Allan B.              filed on July 13, 1992
           Freedman, Anthony A. Martino, Orion
           Group Money Purchase Plan FBO, Roger
           R. Phillips and William A. Taylor
           with Bailey Corporation

10.14      Warrant to Purchase 115,794 Shares              Incorporated by reference
           of Common Stock of Bailey Corporation           from Form 10-K, Exhibit 4.13
           issued to Heller Financial, Inc.                filed on October 24, 1992
           dated November 16, 1988

10.15      Stock and Note Purchase Agreement               Incorporated by reference
           dated April 13, 1993                            from Registration Statement
                                                           on Form S-3, Registration No.
                                                           33-62698

10.16      Form of 9% Convertible Subordinated             Incorporated by reference
           Promissory Note Due 2000                        from Registration Statement
                                                           on Form S-3, Registration No.
                                                           33-62698

10.17      Lease between Rall Leasing, Ltd.                Incorporated by reference
           (Landlord) and Bailey Corporation               from Form 10-K, Exhibit 10.01
           (Tenant) for premises located in                filed on October 24, 1992
           Cuba, Missouri, dated November 1,
           1985, together with Assignment by
           Rall Leasing, Ltd. to Rall Leasing
           Associates

10.18      Bailey Corporation 1986 Incentive               Incorporated by reference
           Stock Option Plan                               from Form 10-K, Exhibit 10.02
                                                           filed on October 24, 1992

10.19      Lease for Dearborn, Michigan                    Incorporated by reference
           premises dated December 11, 1991,               from Form 10-K, Exhibit 10.03
           between Ford Motor Land Development             filed on October 24, 1992
           Corporation and Bailey Manufactur-
           ing Corporation

10.20      Long-Term Agreement between Ford                Incorporated by reference
           Motor Company and Bailey                        from Form 10-K, Exhibit 10.04
           Manufacturing Corporation dated                 filed on October 24, 1992
           June 24, 1992 and effective for the
           term August 1, 1992 to December 31,
           1995

10.21      Employment and Option Agreement                 Incorporated by reference
           between Bailey Transportation                   from Form 8-K, Exhibit 28.1
           Products, Inc. and Anthony A. Martino           filed on July 13, 1992
           dated as of June 26, 1992

10.22      Non-Negotiable Working Capital Note             Incorporated by reference
           dated June 26, 1992, in the amount              from Form 8-K, Exhibit 28.2
           of $500,000 from Bailey Transpor-               filed on July 13, 1992
           tation Products, Inc. and payable
           to TransPlastics, Inc.

10.23      Non-Negotiable Purchase Note dated              Incorporated by reference
           June 26, 1992, in the amount of                 from Form 8-K, Exhibit 28.3
           $1,868,953 from Bailey Transpor-                filed on July 13, 1992
           tation Products, Inc. and payable
           to TransPlastics, Inc.

10.24      Trust Agreement dated as of April               Incorporated by reference
           1, 1988, between the State of Ohio              from Form 10-K, Exhibit 10.08
           and The Provident Bank, Trustee                 filed on October 24, 1992

10.25      Twenty-Eighth Supplemental Trust                Incorporated by reference
           Agreement dated as of July 1, 1992,             from Form 10-K, Exhibit 10.09
           between the State of Ohio and The               filed on October 24, 1992
           Provident Bank, Trustee

10.26      Ohio State Economic Development                 Incorporated by reference
           Revenue Bond in the amount of                   from Form 10-K, Exhibit 10.10
           $3,170,000 as issued to The                     filed on October 24, 1992
           Prudential Insurance Company of
           America

10.27      Guaranty Agreement dated as of July             Incorporated by reference
           1, 1992, among Bailey Corporation,              from Form 10-K, Exhibit 10.11
           Bailey Transportation Products,                 filed on October 24, 1992
           Inc. and The Provident Bank, Trustee

10.28      Lease dated July 1, 1992, between               Incorporated by reference
           the Director of Development of the              from Form 10-K, Exhibit 10.12
           State of Ohio and Bailey                        filed on October 24, 1992
           Transportation Products, Inc.

10.29      Amended and Restated Credit                     Incorporated by reference
           Agreement among BayBank, Bailey                 from Form 10-K, Exhibit 10.13
           Corporation, and  Bailey                        filed on October 24, 1992
           Manufacturing Corporation
           dated April 30, 1992

10.30      First Amendment to Amended and                  Incorporated by reference
           Restated Credit Agreement among                 from Form 10-K, Exhibit 10.14
           BayBank, Bailey Corporation,                    filed on October 24, 1992
           and Bailey Manufacturing
           Corporation dated June 26, 1992

10.31      Second Amendment to Amended and                 Incorporated by reference
           Restated Credit Agreement among                 from Registration Statement
           BayBank, Bailey  Corporation,                   on Form S-2, Registration No.
           and Bailey Manufacturing                        33-66244
           Corporation dated July 26, 1992

10.32      Third Amendment to Amended and                  Incorporated by reference
           Restated Credit Agreement among                 from Registration Statement
           BayBank, Bailey Corporation,                    on Form S-2, Registration No.
           and Bailey Manufacturing                        33-66244
           Corporation dated January 29, 1993

10.33      Consent and Fourth Amendment to                 Incorporated by reference
           Amended and Restated Credit                     from Registration Statement
           Agreement among BayBank, Bailey                 on Form S-2, Registration No.
           Corporation, and Bailey Manufac-                33-66244
           turing Corporation dated July 1, 1993

10.34      Loan Agreement dated as of July 29,             Incorporated by reference
           1992, between the Director of                   from Form 10-K, Exhibit 10.15
           Development of the State of Ohio and            filed on October 24, 1992
           Bailey Transportation Products,
           Inc.

10.35      Promissory Note dated July 29, 1992,            Incorporated by reference
           in the principal amount of $1,000,000           from Form 10-K, Exhibit 10.16
           from Bailey Transportation Prod-                filed on October 24, 1992
           ucts, Inc. payable to the Director
           of Development of the State of Ohio

10.36      Subordination Agreement dated as of             Incorporated by reference
           July 26, 1992, among Bailey                     from Form 10-K, Exhibit 10.17
           Transportation Products, Inc., the              filed on October 24, 1992
           Director of Development of the State
           of Ohio, The Provident Bank, Trustee,
           and Ashtabula County 503 Corporation

10.37      Guaranty dated as of July 29, 1992,             Incorporated by reference
           by Bailey Corporation to the Director           from Form 10-K, Exhibit 10.18
           of Development of the State of Ohio             filed on October 24, 1992

10.38      Bill of Sale from Bailey Corporation            Incorporated by reference
           and Bailey Manufacturing Corpora-               from Form 10-K, Exhibit 10.19
           tion to Anthony A. Martino for one              filed on October 24, 1992
           Farrel Injection Molding Machine
           dated August 17, 1992

10.39      Lease and Security Agreement for                Incorporated by reference
           Farrel Injection Molding Machine                from Form 10-K, Exhibit 10.20
           between Anthony A. Martino (Lessor)             filed on October 24, 1992
           and Bailey Transportation Products,
           Inc. (Lessee) dated August 17, 1992

10.40      Lease and Security Agreement for                Incorporated by reference
           Farrel Injection Molding Machine                from Registration Statement
           between Anthony A. Martino (Lessor)             on Form S-2, Registration No.
           and Bailey Transportation Products,             33-66244
           Inc. (Lessee) dated November 19, 1992

10.41      Lease and Security Agreement for                Incorporated by reference
           Farrel Injection Molding Machine                from Registration Statement
           between Anthony A. Martino (Lessor)             on Form S-2, Registration No.
           and Bailey Transportation Products,             33-66244
           Inc. (Lessee) dated March 1, 1993

10.42      Agreement for Purchase and Sale of              Incorporated by reference
           Assets between Bailey Corporation,              from Registration Statement
           Bailey Manufacturing Corporation                on Form S-2, Registration No.
           and The Boler Company. regarding                33-66244
           Bailey Corporation's purchase of the
           assets and business of the Contour
           division of The Boler Company. dated
           July 1, 1993

10.43      Indemnification Agreement between               Incorporated by reference
           Bailey Corporation, Bailey Manu-                from Registration Statement
           facturing Corporation, and The Boler            on Form S-2, Registration No.
           Company. dated July 1, 1993                     33-66244

10.44      Non-Negotiable Fixed Asset Note in              Incorporated by reference
           the amount of $5,046,730 given by               from Registration Statement
           Bailey Corporation and Bailey                   on Form S-2, Registration No.
           Manufacturing Corporation to The                33-66244
           Boler Company. dated July 1, 1993

10.45      Non-Negotiable Working Capital                  Incorporated by reference
           Promissory Note in the amount of                from Registration Statement
           $1,174,606 given by Bailey                      on Form S-2, Registration No.
           Corporation and Bailey Manufactur-              33-66244
           ing Corporation to The Boler Company.
           dated July 1, 1993

10.46      Security Agreement made by Bailey               Incorporated by reference
           Manufacturing Corporation in favor              from Registration Statement
           of The Boler Company. dated July 1,             on Form S-2, Registration No.
           1993                                            33-66244

10.47      Remediation Agreement executed by               Incorporated by reference
           The Boler Company. in favor of Bailey           from Registration Statement
           Corporation and Bailey Manufactur-              on Form S-2, Registration No.
           ing Corporation dated July 1, 1993              33-66244

10.48      Form of Option Agreement between                Incorporated by reference
           Bailey Corporation and Roger R.                 from Form 10-K, Exhibit 10.48
           Phillips                                        filed on October 29, 1993

10.49      Form of Employment Agreement between            Incorporated by reference
           Bailey Corporation and Roger R.                 from Form 10-Q, Exhibit 10.49
           Phillips                                        filed on March 14, 1994

10.50      Form of Employment Agreement between            Incorporated by reference
           Bailey Corporation and William A.               from Form 10-Q, Exhibit 10.50
           Taylor                                          filed on March 14, 1994

10.51      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and Roger            from Form 10-Q, Exhibit 10.51
           R. Phillips                                     filed on March 14, 1994

10.52      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and                  from Form 10-Q, Exhibit 10.52
           William A. Taylor                               filed on March 14, 1994

10.53      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and Louis            from Form 10-Q, Exhibit 10.53
           T. Enos                                         filed on March 14, 1994

10.54      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and Allan            from Form 10-Q, Exhibit 10.54
           B. Freedman                                     filed on March 14, 1994

10.55      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and John             from Form 10-Q, Exhibit 10.55
           G. Owens                                        filed on March 14, 1994

10.56      Form of Noncompetition Agreement                Incorporated by reference
           between Bailey Corporation and E                from Form 10-Q, Exhibit 10.56
           Gordon Young                                    filed on March 14, 1994

10.57      Asset Purchase and Sale Agreement               Incorporated by reference from
           between Bailey Corporation and                  Exhibit 2.1 to Current Report
           Premix/E.M.S. Inc., dated as of July            on Form 8-K filed on August
           31, 1994                                        18, 1994

10.58      Secured Promissory Note by Bailey               Incorporated by reference
           Corporation in favor of Premix-                 from Form 10-K, Exhibit 10.58
           /E.M.S. Inc., dated August 3, 1994              filed on October 31, 1994

10.59      8% Convertible Debenture due 1999               Incorporated by reference
           by Bailey Corporation in favor of               from Form 10-K, Exhibit 10.59
           Premix/E.M.S. Inc., dated August 3,             filed on October 31, 1994
           1994

10.60      Purchase Money First Mortgage and               Incorporated by reference
           Security Agreement by Bailey                    from Form 10-K, Exhibit 10.60
           Corporation in favor of Premix-                 filed on October 31, 1994
           /E.M.S. Inc., dated as of July 31,
           1994, with respect to Lancaster, Ohio
           site

10.61      Purchase Money First Mortgage and               Incorporated by reference
           Security Agreement by Bailey                    from Form 10-K, Exhibit 10.61
           Corporation in favor of Premix-                 filed on October 31, 1994
           /E.M.S. Inc., dated as of July 31,
           1994, with respect to Hartford City,
           Indiana site

10.62      Purchase Money First Mortgage and               Incorporated by reference
           Security Agreement by Bailey                    from Form 10-K, Exhibit 10.62
           Corporation in favor of Premix-                 filed on October 31, 1994
           /E.M.S. Inc., dated as of July 31,
           1994, with respect to Portland,
           Indiana site

10.63      Non-Environmental Indemnification               Incorporated by reference
           Agreement between Bailey Corpora-               from Form 10-K, Exhibit 10.63
           tion and Premix/E.M.S. Inc., dated              filed on October 31, 1994
           as of July 31, 1994

10.64      Environmental Indemnification                   Incorporated by reference
           Agreement between Bailey Corpora-               from Form 10-K, Exhibit 10.64
           tion and Premix/E.M.S. Inc., dated              filed on October 31, 1994
           as of July 31, 1994

10.65      Amended and Restated Credit Agreement           Incorporated by reference
           among BayBank, Bailey Corporation,              from Form 10-K, Exhibit 10.65
           Bailey Manufacturing Corporation,               filed on October 31, 1994
           and Bailey Transportation Products,
           Inc., dated as of July 29, 1994

10.66      Amended and Restated Revolving Note             Incorporated by reference
           by Bailey Corporation, Bailey                   from Form 10-K, Exhibit 10.66
           Manufacturing Corporation, and                  filed on October 31, 1994
           Bailey Transportation Products,
           Inc., in favor of BayBank, dated July
           29, 1994

10.67      Term Note by Bailey Corporation,                Incorporated by reference
           Bailey Manufacturing Corporation,               from Form 10-K, Exhibit 10.67
           and Bailey Transportation Products,             filed on October 31, 1994
           Inc., in favor of BayBank, dated July
           29, 1994

10.68      Amended and Restated Security                   Incorporated by reference
           Agreement by Bailey Corporation in              from Form 10-K, Exhibit 10.68
           favor of BayBank, dated as of July              filed on October 31, 1994
           29, 1994

10.69      Amended and Restated Security                   Incorporated by reference
           Agreement by Bailey Manufacturing               from Form 10-K, Exhibit 10.69
           Corporation in favor of BayBank,                filed on October 31, 1994
           dated as of July 29, 1994

10.70      Security Agreement by Bailey                    Incorporated by reference
           Transportation Products, Inc., in               from Form 10-K, Exhibit 10.70
           favor of BayBank, dated as of July              filed on October 31, 1994
           29, 1994

10.71      Recission Agreement between Bailey              Incorporated by reference
           Corporation and Louis T. Enos, dated            from Form 10-K, Exhibit 10.71
           as of September 28, 1994, with                  filed on October 31, 1994
           respect to Noncompetition Agreement
           between Bailey Corporation and Louis
           T. Enos, dated as of February 14,
           1994

10.72      Recission Agreement between Bailey              Incorporated by reference
           Corporation and Allan B. Freedman,              from Form 10-K, Exhibit 10.72
           dated as of September 28, 1994, with            filed on October 31, 1994
           respect to Noncompetition Agreement
           between Bailey Corporation and Allan
           B. Freedman, dated as of February
           14, 1994

10.73      Recission Agreement between Bailey              Incorporated by reference
           Corporation and John G. Owens, dated            from Form 10-K, Exhibit 10.73
           as of September 28, 1994, with                  filed on October 31, 1994
           respect to Noncompetition Agreement
           between Bailey Corporation and John
           G. Owens, dated as of February 14,
           1994

10.74      Recission Agreement between Bailey              Incorporated by reference
           Corporation and E Gordon Young, dated           from Form 10-K, Exhibit 10.74
           as of September 28, 1994, with                  filed on October 31, 1994
           respect to Noncompetition Agreement
           between Bailey Corporation and E
           Gordon Young, dated as of February
           14, 1994

10.75      First Amendment to Amended and                  Filed herewith
           Restated Credit Agreement among Bailey
           Corporation, Bailey Manufacturing
           Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as
           of September 20, 1994

10.76      Environmental Indemnity Agreement by            Filed herewith
           Bailey Corporation, Bailey Manufactur-
           ing Corporation, Bailey Transportation
           Products, Inc. in favor of BayBank,
           dated as of October 10, 1994


10.77      Second Amendment to Amended and                 Filed herewith
           Restated Credit Agreement and
           Amendment to Revolving Note among
           Bailey Corporation, Bailey Manufactur-
           ing Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as
           of April 6, 1995

10.78      Third Amendment to Amended and Restated         Filed herewith
           Credit Agreement and Second Amendment
           to Revolving Note among Bailey Corp-
           oration, Bailey Manufacturing Corporation,
           Bailey Transportation Products, Inc. and
           BayBank, dated as of May 12, 1995

10.79      Fourth Amendment to Amended and Restated        Filed herewith
           Credit Agreement, Third Amendment to
           Revolving Note and Modification of Third
           Amendment to Amended and Restated Credit
           Agreement among Bailey Corporation,
           Bailey Manufacturing Corporation, Bailey
           Transportation Products, Inc. and BayBank,
           dated as of July 28, 1995

10.80      Fixed Maturity Carve Out Note dated July        Filed herewith
           28, 1995, in the amount of $4,000,000
           from Bailey Corporation, Bailey
           Manufacturing Corporation and Bailey
           Transportation Products, Inc. payable
           to BayBank

10.81      Fifth Amendment to Amended and Restated         Filed herewith
           Credit Agreement and Modification of
           Third and Fourth Amendments, among Bailey
           Corporation, Bailey Manufacturing
           Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as of
           September 1, 1995

10.82      Agreement between Bailey Manufacturing          Filed herewith
           Corporation and Emhart Corporation
           regarding the Solvents Recovery Service
           of New England Superfund Site and the
           Old Southington Landfill Superfund Site,
           dated February 10, 1995

10.83      Joint Declaration between Bailey                Filed herewith
           Manufacturing Corporation and Emhart
           Corporation regarding the Solvents
           Recovery Service of New England Site
           and the Old Southington Landfill Site

21.1       Subsidiaries of Bailey Corporation              Filed herewith

23.1       Consent of KPMG Peat Marwick                    Filed herewith

27.1       Financial Data Schedule                         Filed herewith