Form 10-Q
period 1995-10-29
BAILEY CORP
filed 1995-12-12
CIK 753237

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended October 29, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to

                          Commission File Number 1-9411
                               ------------------

                               BAILEY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)
                               ------------------


          Delaware                                            13-3229215
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                               700 Lafayette Road
                                  P.O. Box 307
                          Seabrook, New Hampshire 03874
          (Address of Principal Executive Offices, Including Zip Code)
                                ----------------

                                 (603) 474-3011
              (Registrant's Telephone Number, Including Area Code)
                                 --------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ___     ___


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                 Number of Shares Outstanding
            Title of Each Class                      at December 8, 1995
            ___________________                      ___________________

        Common Stock, $.10 Par Value                       5,353,558


================================================================================

Part  I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

          The condensed consolidated financial statements included herein have been prepared by Bailey Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information not misleading. It is recommended that these condensed statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 30, 1995.

          In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Bailey Corporation and Subsidiaries as of October 29, 1995, the results of their operations for the three months ended October 29, 1995 and October 30, 1994, and the cash flows for the three months then ended, have been included.

BAILEY  CORPORATION  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS (unaudited)
OCTOBER 29, 1995 AND JULY 30, 1995
(in thousands,  except share and per share data)

                                                                                    Oct 29       Jul 30

                                                                                     1995         1995
                                                                                    ------       ------
                                   ASSETS

CURRENT ASSETS:
    Cash                                                                          $      610      $      313
    Restricted cash                                                                      817             817
    Accounts receivable                                                               26,441          13,751
    Inventories:
       Raw materials                                                                   8,274           7,424
       Work-in-process                                                                 3,276           2,555
       Finished goods                                                                  3,253           2,745
       Tooling                                                                         6,639           5,601
                                                                                  ----------      ----------
           Total inventories                                                          21,442          18,325
   Prepaid expenses and other current assets                                           3,864           4,026
   Deferred income taxes                                                               3,709           3,709
                                                                                  ----------      ----------
                 Total current assets                                                 56,883          40,941
PROPERTY, PLANT AND EQUIPMENT, NET                                                    50,830          50,391
OTHER ASSETS, NET                                                                     10,055           9,389
                                                                                  ----------      ----------

                                                                                  $  117,768      $  100,721
                                                                                  ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                 $    3,656      $    1,585
   Short-term debt                                                                    17,524           9,360
   Current portion of long-term debt                                                   7,783           7,765
   Accounts payable                                                                   27,104          18,611
   Accrued liabilities and other current liabilities                                   5,598           5,535
   Income taxes payable                                                                 __               167
                                                                                  ----------      ----------
      Total current liabilities                                                       61,665          43,023
LONG-TERM DEBT, less current portion                                                  33,181          33,136
OTHER LONG-TERM LIABILITIES                                                            2,239           2,245
DEFERRED INCOME TAXES                                                                  3,437           3,437
                                                                                  ----------      ----------

      Total liabilities                                                              100,522          81,841
                                                                                  ----------      ----------

STOCKHOLDERS' EQUITY:
   Common stock                                                                          539             539
   Additional paid-in capital                                                         13,805          13,805
   Retained earnings                                                                   3,568           5,202
   Minimum pension liability adjustment                                                 (403)           (403)
   Treasury stock                                                                       (263)           (263)
                                                                                  ----------      ----------
      Total stockholders' equity                                                      17,246          18,880
                                                                                  ----------      ----------

                                                                                  $  117,768      $  100,721
                                                                                  ==========      ==========


BAILEY  CORPORATION  AND  SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994
(in thousands, except share and per share data)


                                                                         Oct 29               Oct 30
                                                                          1995                 1994
                                                                         -------              -------

NET SALES                                                                $41,178              $45,177
                                                                         -------              -------
COST AND EXPENSES:
      Cost of products sold                                               38,764               38,437
      Selling, general and administrative expenses                         3,576                3,385
                                                                         -------              -------
             Operating income (loss)                                      (1,162)               3,355
INTEREST EXPENSE (NET)                                                     1,176                  860
                                                                         -------              -------
             Income (loss) before income taxes                            (2,338)               2,495

INCOME TAX PROVISION (BENEFIT)                                              (704)               1,022
                                                                         -------              -------
             Net income (loss)                                           $(1,634)             $ 1,473
                                                                         =======              =======




NET INCOME (LOSS) PER COMMON SHARE:
        Primary                                                          $  (.30)             $   .27
                                                                         =======              =======
        Fully diluted                                                    $  (.30)             $   .25
                                                                         =======              =======



WEIGHTED AVERAGE SHARES OUTSTANDING:
        Primary                                                        5,387,000            5,478,000
                                                                       =========            =========
        Fully diluted                                                  5,387,000            6,451,000
                                                                       =========            =========

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994



                                                                                    Three Months Ended

                                                                                    Oct 29       Oct 30
                                                                                     1995          1994
                                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $(1,634)      $1,473
                                                                                   --------      ------
    Adjustments  to  reconcile  net income  (loss) to net cash used in operating activities:
        Depreciation and amortization                                                1,397        1,357
        Change in assets and liabilities net of effects of acquisitions:
             Increase in accounts receivable                                       (12,690)      (8,858)
             Increase in inventories                                                (3,117)      (2,806)
             Decrease in prepaid expenses and other current assets                     162            5
             Increase in other assets, net                                            (669)        (162)
             Increase in accounts payable                                            8,493        7,161
             Increase (decrease) in accrued liabilities
                  and other current liabilities                                         63         (539)
             (Decrease) increase in income taxes payable                              (167)         681
             Decrease in other liabilities                                              (6)         (38)
                                                                                   -------       ------
               Net cash used in operating activities                                (8,168)      (1,726)
                                                                                   -------       ------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (1,247)      (1,995)
                                                                                    -------      -------
               Net cash used in investing activities                                (1,247)      (1,995)
                                                                                    -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt (including bank overdrafts), net                    10,235        4,343
    Payments on long-term debt and capital leases                                     (523)        (311)
    Purchase of treasury stock                                                        __           (263)
                                                                                    -------      -------
               Net cash provided by financing activities                             9,712        3,769
                                                                                    -------      -------
               Net increase in cash                                                    297           48

CASH, beginning of period                                                              313          201
                                                                                    -------      -------
CASH, end of period                                                                 $  610       $  249
                                                                                    =======      =======
CASH PAID FOR:
    Interest                                                                        $1,408       $  237
    Income taxes                                                                        50           50

SUPPLEMENTAL DISCLOSURES:
    Assets acquired under capitalized leases                                        $  586       $  __

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      First Quarter Fiscal 1996 vs First Quarter Fiscal 1995

        Net sales for the first fiscal quarter ended October 29, 1995, decreased $4.0 million, or 8.9%, to $41.2 million, compared to $45.2 million in the first quarter of fiscal 1995. Sales in the first quarter included $5.7 million of new and/or replacement products introduced during the period and $8.7 million of higher sales of certain products carried over from the prior year. These sales increases were offset by a) $14.3 million of sales eliminated due to the discontinuation of products for prior years' models; b) $2.6 million of lower sales of certain carryover products; and c) a $1.5 million decrease in service parts and miscellaneous other sales.

        Gross profit in the first quarter ended October 29, 1995 decreased $4.33 million, or 64.2%, to $2.41 million, compared to $6.74 million in the first quarter of fiscal 1995. As a percentage of net sales, gross profit for the first quarter declined to 5.9% compared to 14.9% in the same period of the prior year. The reduced gross profit was attributable to several factors: a) the lower sales volume; b) greater than anticipated and more protracted new-product launch costs; c) comparatively lower margins associated with newly introduced products;
d) certain raw material cost increases; and e) under-utilization of manufacturing capacity.

        Selling, general and administrative expenses in the first quarter ended October 29, 1995, increased $191,000, or 5.6%, to $3.57 million compared to $3.38 million in the first quarter of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses were 8.7% in the first quarter compared to 7.5% in the first quarter of the prior year. The higher percentage this year was primarily due to lower sales volume in the first quarter compared to the same period last year.

        Interest expense for the first fiscal quarter ended October 29, 1995 increased $316,000, or 36.7%, to $1.18 million compared to $860,000 in the first quarter of fiscal 1995. The increase was attributable to a higher average level of borrowing under the Company's revolving line-of-credit.

        Before provision for income taxes, the Company incurred a loss of $2.34 million for the first quarter ended October 29, 1995 compared to pre-tax income of $2.49 million for the first quarter last year. Accordingly, the Company was able to avail itself of income tax benefits attributable to the first quarter net operating loss carried back to prior years. The benefit thus recognized was at an effective rate of 30% compared to a tax expense rate of 41% for the first quarter of the prior fiscal year.

        For the first fiscal quarter ended October 29, 1995, the Company incurred a net loss of $1.63 million, or $.30 per share, compared to net income of $1.47 million, or $.25 per share in the first quarter of the prior year. This negative operating performance resulted from the same adverse factors that caused the aforementioned decrease in gross profit, namely: reduced sales volume, substantial new-product launching costs, lower margins on newly introduced products, raw material cost increases and unabsorbed overhead expense related to under-utilized manufacturing capacity.

LIQUIDITY AND CAPITAL RESOURCES

        During the first fiscal quarter ended October 29, 1995 activities related to a series of new product launches required additional investments in production tooling and product inventories totaling $3.1 million and a $12.7 million increase in accounts receivable. These increases added to a $1.6 million net loss for the period were offset by depreciation and amortization of $1.4 million and an $8.5 million increase in accounts payable resulting in net use of cash in operating activities of $8.2 million. This employment of cash in operations plus capital expenditures of $1.2 million in the first quarter were funded primarily by a $10.2 million increase in utilization of the Company's revolving line-of-credit.

        As a result of the foregoing, at October 29, 1995 total capitalization was $50.4 million including long-term debt of $31.2 million, or 65.8%, and stockholders' equity of $17.2 million, or 34.2% of total capitalization. Meanwhile, during the first quarter net working capital decreased $2.7 million with the result that at October 29, 1995 the current ratio was .92 to 1.

        Due to these developments, as of October 29, 1995 there were instances of non-compliance with technical covenants of certain of the Company's debt agreements. The holders thereof have been advised and the Company expects to undertake negotiations for waivers and/or amendments. Meanwhile, actions initiated during the fourth quarter of last year to reduce operating costs and expenses seeking to restore operations to a profitable level and to address liquidity constraints are continuing. These measures have been supplemented with efforts to identify and arrange alternative sources of interim financing to meet requirements including debt retirement obligations for the next twelve months.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  On June 2, 1994, the Company was served with a summons and complaint with respect to Vicki Match Suna and Lori Rosen v. Bailey Corporation, a purported class action suit brought in the United States District Court for the District of New Hampshire. The complaint alleged that the Company violated Rule 10b-5 of the Securities and Exchange Act of 1934 by a purported dissemination of misleading information as to its financial position in connection with the purchase and sale of its securities. The Company was successful in having the complaint dismissed, and also in rebuffing the plaintiffs' attempt to file an amended complaint. The Court allowed the plaintiffs to make one more attempt, however, and on September 1, 1995, a second amended complaint was filed. The Company has moved for dismissal of this complaint also and the action in its entirety. If this effort is unsuccessful, the Company intends vigorously to assert defenses which it believes to be meritorious. The complaint does not specify an amount of damages and the proceeding is still in its infancy. The extent of any exposure of the Company, therefore, cannot be determined at this time.

                  With respect to other legal proceedings, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended July, 30, 1995, filed with the Securities and Exchange Commission on October 30, 1995.

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index is set forth below.

         (b)      None.

                                  EXHIBIT INDEX

EXHIBIT  TITLE                                       METHOD OF FILING
-------  -----                                       ----------------


11.1     Computation of                   Filed herewith (included in Condensed
         Net Income Per Share             Consolidated Statements of Operations
                                          for the three months ended
                                          October 29, 1995 and October 30, 1994)





                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                            BAILEY CORPORATION
                                                            ------------------
                                                            Registrant


Date: December 12, 1995                      /s/  Leonard J. Heilman
                                             -----------------------
                                             Leonard J. Heilman
                                              Executive Vice President -
                                              Finance and Administration,
                                               Treasurer and Assistant Secretary
                                              (principal financial and
                                               accounting officer)