Form 10-Q
period 1996-01-28
BAILEY CORP
filed 1996-03-13
CIK 753237

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 1996

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

                                YES X  NO _____


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                    NUMBER OF SHARES OUTSTANDING
    TITLE OF EACH CLASS                                    AT MARCH 4, 1996
    -------------------                             ----------------------------
COMMON STOCK, $.10 PAR VALUE                                   5,353,558


--------------------------------------------------------------------------------
================================================================================

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

          In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Bailey Corporation and Subsidiaries as of January 28, 1996, the results of their operations for the three and six months ended January 28, 1996 and January 29, 1995, and the cash flows for the six months then ended, have been included.

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
JANUARY  28, 1996 AND JULY 30, 1995
(in thousands, except share and per share data)

                                                                                    Jan 28           Jul 30
                                                                                     1996             1995
                                     ASSETS

CURRENT ASSETS:

    Cash                                                                           $     816       $     313
        ---------------------------------------------------------------
    Restricted cash                                                                      __              817
                   ----------------------------------------------------
    Accounts receivable                                                               22,325          13,751
                       ------------------------------------------------
    Inventories:
       Raw materials                                                                   7,484           7,424
                    ---------------------------------------------------
       Work-in-process                                                                 3,152           2,555
                      -------------------------------------------------
       Finished goods                                                                  3,929           2,745
                     --------------------------------------------------
       Tooling                                                                         5,017           5,601
              ---------------------------------------------------------           ----------      ----------
           Total inventories                                                          19,582          18,325
                            -------------------------------------------
   Prepaid expenses and other current assets                                           4,597           4,026
                                            ---------------------------
   Deferred income taxes                                                               3,709           3,709
                        -----------------------------------------------           ----------      ----------
                 Total current assets                                                 51,029          40,941
                                     ----------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                    50,812          50,391
                                  -------------------------------------
OTHER ASSETS, NET                                                                      9,910           9,389
                 ------------------------------------------------------           ----------      ----------
                                                                                    $111,751        $100,721

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Bank overdraft                                                                  $   2,145      $    1,585
                 ------------------------------------------------------
   Short-term debt                                                                    15,871           9,360
                  -----------------------------------------------------
   Current portion of long-term debt                                                   7,795           7,765
                                    -----------------------------------
   Accounts payable                                                                   28,742          18,611
                   ----------------------------------------------------
   Accrued liabilities and other current liabilities                                   6,161           5,535
                                                    -------------------
   Income taxes payable                                                                  __              167
                       ------------------------------------------------          -------------    ----------
      Total current liabilities                                                       60,714          43,023
                               ----------------------------------------
LONG-TERM DEBT, less current portion                                                  32,658          33,136
                                    -----------------------------------
OTHER LONG-TERM LIABILITIES                                                            2,233           2,245
                           --------------------------------------------
DEFERRED INCOME TAXES                                                                  3,437           3,437
                     --------------------------------------------------           ----------      ----------

      Total liabilities                                                               99,042          81,841
                       ------------------------------------------------            ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                                          539             539
               --------------------------------------------------------
   Additional paid-in capital                                                         13,805          13,805
                             ------------------------------------------
   Retained earnings                                                                    (969)          5,202
                    ---------------------------------------------------
   Minimum pension liability adjustment                                                 (403)           (403)
                                       --------------------------------
   Treasury stock                                                                       (263)           (263)
                 ------------------------------------------------------          -----------      ----------
      Total stockholders' equity                                                      12,709          18,880
                                ---------------------------------------            ---------       ---------
                                                                                    $111,751        $100,721

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 28, 1996 AND JANUARY 29, 1995 (in thousands, except share and per share data)

                                                               Three Months Ended             Six Months Ended
                                                                Jan 28    Jan 29            Jan 28       Jan 29
                                                                 1996      1995              1996          1995
                                                                 ----      ----              ----          ----
NET SALES                                                      $38,737    $41,057           $79,915      $86,234
         -------------------------------------------           -------    -------           -------      -------
COST AND EXPENSES:
      Cost of products sold                                     39,731     35,578            78,494       74,015
                           -------------------------
      Selling, general and administrative expenses               3,658      3,702             7,235        7,087
                                                  --         ---------   --------         ---------     --------
             Operating income (loss)                            (4,652)     1,777            (5,814)       5,132
                                    ----------------
INTEREST EXPENSE (NET)                                           1,203        892             2,378        1,752
                      ------------------------------          --------   --------          --------       ------
             Income (loss) before income taxes                  (5,855)       885            (8,192)       3,380
                                              ------
INCOME TAX PROVISION (BENEFIT)                                  (1,318)       363            (2,021)       1,385
                              ----------------------          --------   --------           -------       ------
             Net income (loss)                                 $(4,537)   $   522           $(6,171)     $ 1,995
                              ----------------------           =======    =======           =======      =======





NET INCOME (LOSS) PER COMMON SHARE:
             Primary                                           $  (.84) $     .10           $ (1.14)   $    .37
                    --------------------------------           =======  =========           =======    ========
             Fully diluted                                     $  (.84) $     .10        $    (1.14)   $    .35
                          --------------------------           =======  =========        ==========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
             Primary                                         5,431,000  5,440,000         5,401,000   5,457.000
                    -------------------------------          =========  =========        ==========   =========

            Fully diluted                                    5,431,000  6,409,000         5,401,000   6,427,000
                         --------------------------          =========  =========         =========   =========

BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JANUARY 28, 1996 AND JANUARY 29, 1995

                                                                                    Six Months Ended
                                                                                   Jan 28       Jan 29
                                                                                    1996         1995
                                                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                              $(6,171)      $1,995
                     --------------------------------------------------            --------      ------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                2,820        2,667
                                     ----------------------------------
        Change in assets and liabilities net of effects
           of acquisitions:
             Increase in accounts receivable                                        (8,574)      (6,617)
                                            ---------------------------
             Increase in inventories                                                (1,257)      (6,115)
                                    -----------------------------------
             Increase in prepaid expenses and other current assets                    (571)        (467)
                                                                  -----
             Increase in other assets, net                                            (521)        (690)
                                          -----------------------------
             Increase in accounts payable                                           10,131        6,963
                                         ------------------------------
             Increase (decrease) in accrued liabilities
                  and other current liabilities                                        626       (1,604)
                                               ------------------------
             (Decrease) increase in income taxes payable                              (167)         297
                                                        ---------------
             Decrease in other liabilities                                             (12)         (44)
                                          -----------------------------            -------      -------

               Net cash used in operating activities                                (3,696)      (3,615)
                                                    -------------------             ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (2,655)      (3,566)
                        -----------------------------------------------            -------      -------
               Net cash used in investing activities                                (2,655)      (3,566)
                                                    -------------------            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt (including bank overdrafts), net                     7,071        8,312
                                                                -------
    Payments on long-term debt and capital leases                                   (1,034)        (759)
                                                 ----------------------
     Purchase of treasury stock                                                         __         (263)
                               ----------------------------------------
     Proceeds from exercies of stock options                                            __           21
                                            ---------------------------
    Decrease in restricted cash                                                        817           __
                               ----------------------------------------            -------      -------
               Net cash provided by financing activities                             6,854        7,311
                                                        ---------------            -------     --------

               Net increase in cash                                                    503          130
                                   ------------------------------------

CASH, beginning of period                                                              313          201
                         ----------------------------------------------           --------     --------

CASH, end of period                                                                $   816     $    331
                   ----------------------------------------------------            =======     ========

CASH PAID FOR:
    Interest                                                                        $2,132     $  1,503
            -----------------------------------------------------------
    Income taxes                                                                        78          799
                -------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
    Assets acquired under capitalized leases                                       $   586      $ 1,293
                                            ---------------------------

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      SECOND QUARTER FISCAL 1996 VS SECOND QUARTER FISCAL 1995

        Net sales for the second fiscal quarter ended January 28, 1996, decreased $2.3 million, or 5.7%, to $38.7 million, compared to $41.1 million in the second quarter of fiscal 1995. Sales in the second quarter included $9.3 million of new and/or replacement products introduced since the beginning of the year and $7.8 million of higher sales of certain products carried over from the prior year. These sales increases were offset by a) $13.5 million of sales eliminated due to the discontinuation of products for prior year models; b) $2.7 million of lower sales of certain carryover products; and c) a $3.2 million decrease in service parts and miscellaneous other sales.

        Gross profit in the second quarter ended January 28, 1996 decreased $6.5 million, or 118.1%, to a negative $994,000, compared to gross profit of $5.5 million in the second quarter of fiscal 1995. As a percentage of net sales, gross profit was a negative 2.6% compared to positive gross profit of 13.3% in the same period of the prior year. The reduced gross profit was attributable to
a) lower net sales compared to the same period of the prior year; b) comparatively lower unit margins on the product mix comprising total sales this year compared to the product mix sold in the second quarter of last year; c) a substantial concentration of previously delayed and subsequently accelerated product launching activities that were underway during the quarter; and d) costs associated with the completion of the phase-down of an underutilized facility and the allocation of its production among other plants.

        Selling, general and administrative expenses in the second quarter remained relatively constant at 9.4% of sales or $3.66 million, compared to 9.0% of sales or $3.70 million in the second quarter of the prior year. The slight increase as a percentage of sales was attributable to the comparatively lower sales in the period this year.

        Interest expense in the second fiscal quarter ended January 28, 1996, increased $311,000, or 34.9%, to $1.2 million compared to $892,000 in the second quarter of fiscal 1995. The increase was attributable to a higher average level of borrowing under the Company's revolving line-of-credit.

        Before provision for income taxes, the Company incurred a loss of $5.9 million for the second quarter ended January 28, 1996 compared to pre-tax income of $885,000 for the second quarter of last year. Accordingly, there were available income tax benefits attributable to the carry-back of the second quarter net operating loss to prior years. The benefit thus recognized was at an effective rate of 22.5% compared to an income tax expense rate of 41% for the second quarter of the prior fiscal year.

        For the second fiscal quarter ended January 28, 1996, the Company incurred a net loss of $4.5 million, or $.84 per share, compared to net income of $522,000, or $.10 per share in the second quarter of the prior year. This unfavorable operating performance resulted primarily from the aforementioned decline in sales volume, reduced unit margins on product sales, a concentration of new product launching activities during the period and completion of the phasing down of an underutilized production facility.

        FIRST SIX MONTHS FISCAL 1996 VS FIRST SIX MONTHS FISCAL 1995

        Net Sales in the six months ended January 28, 1996, decreased $6.3 million, or 7.3%, to $79.9 million compared to $86.2 million in the first six months of the prior fiscal year. Sales in the fiscal first-half included $15.1 million of new and/or replacement products introduced during the period and $16.8 million of higher sales of products carried over from last year. These sales increases were offset by a) $ 27.5 million of sales eliminated due to discontinuation of products for prior year models; b) $5.7 million of lower sales of certain carryover products; and c) a $5.0 million decrease in service parts and miscellaneous other sales.

        Gross profit for the six months ended January 28, 1996 decreased $10.8 million, or 88.4%, to $1.4 million, compared to $12.2 million in the fiscal 1995 first six months. As a percentage of net sales, gross profit for the first six months this year was 1.8% compared to 14.2% in the same period of the prior year. Contributing to the substantially lower gross profit during the first six months of this year were the comparatively lower sales, a product mix carrying narrower unit margins, a significant concentration of new product launches, and the expenses associated with phasing down an under-utilized manufacturing plant. The Company also experienced relatively higher raw material costs that impacted operating performance during the first three months of the six month period.

        Selling, general and administrative expenses in the six months ended January 28, 1996 increased slightly to $7.2 million compared to $7.1 million in the fiscal 1995 six months. The increase was related to planned additions to engineering and program management functions. As a percentage of net sales, selling, general and administrative expenses were 9.1% in the first six months compared to 8.2% in the same period of the prior year. The difference was primarily due to the comparatively lower sales volume in the six months this year.

        Interest expense in the six months ended January 28, 1996 increased $626,000, or 35.7%, to $2.38 million compared to $1.75 million in the 1995 fiscal six months. The increase was due to higher average utilization of the Company's revolving line-of-credit.

        For the first six months ended January 28, 1996, before provision for income taxes, the Company incurred a loss of $8.2 million compared to pre-tax income of $3.4 million earned in the first fiscal six months of the prior year. Due to the carryback of the six-month net operating loss to prior years, an income tax benefit was available at an effective rate of 25% compared to an income tax expense rate of 41% for the first six months of fiscal 1995.

        A net loss of $6.2 million, or $1.14 per share, was incurred in the first six months ended January 28, 1996, compared to net income of $2.0 million, or $.35 per share, earned in the first fiscal half of the prior year. The adverse operating results experienced in the period this year were caused by factors identified in the foregoing discussion of gross profits realized in both the second quarter and six month periods. During the final weeks of the six months ended January 28, 1996, as the major product launching activities were accomplished, sales rates were increasing. Meanwhile, cost reduction measures and productivity improvements were taking effect with the result that, barring adverse changes in auto industry conditions, the Company expects to realize a turnaround to profitable operations during its third fiscal quarter.


LIQUIDITY AND CAPITAL RESOURCES

        During the first six months ended January 28, 1996 activities related to a series of new product launches required additional investments in inventories totaling $1.3 million and a $8.6 million increase in accounts receivable. These increases added to a $6.2 million net loss for the period were offset by depreciation and amortization of $2.8 million and a $10.1 million increase in accounts payable resulting in net use of cash in operating activities of $3.7 million. This employment of cash in operations plus capital expenditures of $2.7 million in the first six months were funded primarily by a $7.1 million increase in utilization of the Company's revolving line-of-credit.

        As a result of the foregoing, at January 28, 1996 total capitalization was $45.4 million including long-term debt of $32.7 million, or 72%, and stockholders' equity of $12.7 million, or 28% of total capitalization. Meanwhile, during the first six months net working capital decreased $7.6 million with the result that at January 28, 1996 the current ratio was .84 to 1.

        Due to these developments, as of January 28, 1996 there were instances of non-compliance with technical covenants of certain of the Company's debt agreements. The holders thereof have been advised and the Company is currently pursuing negotiations for waivers and/or amendments. At the same time, in addition to the measures underway to restore operations to profitable levels, the Company is pursuing several alternatives for arranging additional sources of liquidity to meet forecasted requirements including maturing debt obligations during the next twelve months.

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

                  The Company moved to dismiss the plaintiff's amended complaint. The court granted the Company's motion. On January 23,1996, the plaintiffs appealed the decision of the court. The Company believes the appeal is without merit and intends to defend it.






                  With respect to other legal proceedings, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended July, 30, 1995, filed with the Securities and Exchange Commission on October 30, 1995.

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index is set forth below.

         (b)      None.

                                  EXHIBIT INDEX

EXHIBIT     TITLE                     METHOD OF FILING


11.1        Computation of            Filed herewith (included in Condensed
            Net Income Per Share      Consolidated Statements of Operations
                                      for the three and six months ended
                                      January 28, 1996  and January 29, 1995)





                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               BAILEY CORPORATION
                                               Registrant


Date: March 13, 1996                           /s/  Leonard J. Heilman
                                               -----------------------
                                               Leonard J. Heilman
                                               Executive Vice President -
                                               Finance and Administration,
                                               Treasurer and Assistant Secretary
                                               (principal financial and
                                               accounting officer)