Form 10-Q
period 1996-04-28
BAILEY CORP
filed 1996-06-12
CIK 753237

================================================================================
- --------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 28, 1996

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

                                 YES X  NO
                                    ---     ---


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                   NUMBER OF SHARES OUTSTANDING
   TITLE OF EACH CLASS                                    AT JUNE 4, 1996
   -------------------                                    ---------------
COMMON STOCK, $.10 PAR VALUE                                 5,357,058

- --------------------------------------------------------------------------------
================================================================================




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

          In the opinion of the Company all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Bailey Corporation and Subsidiaries as of April 28, 1996, the results of their operations for the three and nine months ended April 28, 1996 and April 30, 1995 and the cash flows for the nine months then ended, have been included.




BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
APRIL 28, 1996 AND JULY 30, 1995
(in thousands, except share and per share data)


                                                                                     Apr 28         Jul 30
                                                                                      1996           1995
                                                                                      ----           ----
                                   ASSETS
                                   ------
CURRENT ASSETS:
    Cash                                                                          $     402       $      313
    Restricted cash                                                                     --               817
    Accounts receivable                                                              27,415           13,751
    Inventories:
       Raw materials                                                                   7,019           7,424
       Work-in-process                                                                 3,549           2,555
       Finished goods                                                                  3,520           2,745
       Tooling                                                                         5,922           5,601
                                                                                  ----------      ----------
           Total inventories                                                          20,010          18,325
   Prepaid expenses and other current assets                                           4,376           4,026
   Deferred income taxes                                                               3,709           3,709
                                                                                  ----------      ----------
                 Total current assets                                                 55,912          40,941
PROPERTY, PLANT AND EQUIPMENT, NET                                                    49,779          50,391
OTHER ASSETS, NET                                                                      9,062           9,389
                                                                                  ----------      ----------
                                                                                  $  114,753      $  100,721
                                                                                  ==========      ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                                 $    1,320      $    1,585
   Short-term debt                                                                    16,536           9,360
   Current portion of long-term debt                                                   9,721           7,765
   Accounts payable                                                                   31,545          18,611
   Accrued liabilities and other current liabilities                                   5,882           5,535
   Income taxes payable                                                                   --             167
                                                                                  ----------      ----------
      Total current liabilities                                                       65,004          43,023
LONG-TERM DEBT, less current portion                                                  30,916          33,136
OTHER LONG-TERM LIABILITIES                                                            2,227           2,245
DEFERRED INCOME TAXES                                                                  3,437           3,437
                                                                                  ----------      ----------

      Total liabilities                                                              101,584          81,841
                                                                                  ----------      ----------

STOCKHOLDERS' EQUITY:
   Common stock                                                                          540             539
   Additional paid-in capital                                                         13,817          13,805
   Retained earnings                                                                    (522)          5,202
   Minimum pension liability adjustment                                                 (403)           (403)
   Treasury stock                                                                       (263)           (263)
                                                                                  ----------      ----------
      Total stockholders' equity                                                      13,169          18,880
                                                                                  ----------      ----------
                                                                                  $  114,753      $  100,721
                                                                                  ==========      ==========


BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  (unaudited)
FOR THE THREE AND NINE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995 (in thousands, except share and per share data)



                                                                  Three Months Ended                 Nine Months Ended
                                                                Apr 28          Apr 30            Apr 28          Apr 30
                                                                 1996            1995              1996             1995
                                                                 ----            ----              ----             ----
NET SALES                                                      $48,766          $47,729          $128,681          $133,963
                                                               -------          -------          --------          --------
COST AND EXPENSES:
      Cost of products sold                                     43,149           41,931           121,643           115,946
      Selling, general and administrative expenses               3,739            3,834            10,974            10,921
                                                                 -----            -----            ------            ------
             Operating income (loss)                             1,878            1,964            (3,936)            7,096
INTEREST EXPENSE (NET)                                           1,219              969             3,597             2,721
                                                                 -----              ---             -----             -----
             Income (loss) before income taxes                     659              995            (7,533)            4,375
INCOME TAX PROVISION (BENEFIT)                                     212              407            (1,809)            1,792
                                                                   ---              ---            ------             -----
             Net income (loss)                                 $   447          $   588          $ (5,724)         $  2,583
                                                               =======          =======          ========          ========





NET INCOME (LOSS) PER COMMON SHARE:
             Primary                                           $   .08          $   .11          $  (1.05)         $    .47
                                                               -------          -------          --------          --------
             Fully diluted                                     $   .08          $   .11          $  (1.05)         $    .46
                                                               -------          -------          --------          --------



WEIGHTED AVERAGE SHARES OUTSTANDING:
             Primary                                         5,578,000        5,443,000         5,450,000         5,448.000
                                                             ---------        ---------         ---------         ---------
             Fully diluted                                   5,578,000        6,468,000         5,450,000         6,473,000
                                                             ---------        ---------         ---------         ---------



BAILEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995



                                                                                     Nine Months Ended
                                                                                   Apr  28      Apr  30
                                                                                     1996         1995
                                                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $(5,724)      $2,583
                                                                                   -------       ------
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                                4,285        3,986
        Change in assets and liabilities net of effects of acquisitions:
             Increase in accounts receivable                                       (13,665)      (1,535)
             Increase in inventories                                                (1,681)      (5,408)
             Increase in prepaid expenses and other current assets                    (349)        (659)
             Decrease (increase) in other assets, net                                   318        (756)
             Increase in accounts payable                                            12,930       6,616
             Increase (decrease) in accrued liabilities
                  and other current liabilities                                       1,014      (1,864)
             (Decrease) increase in income taxes payable                               (167)        368
             Decrease in other liabilities                                              (18)        (61)
                                                                                        ---         ---
               Net cash used in operating activities                                 (3,057)      3,270
                                                                                     ------       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (3,078)     (5,977)
                                                                                     ------      ------
               Net cash used in investing activities                                 (3,078)     (5,977)
                                                                                     ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt (including bank overdrafts), net                      6,911       4,792
    Payments on long-term debt and capital leases                                    (1,517)     (1,239)
     Purchase of treasury stock                                                          --        (263)
     Proceeds from exercises of stock options                                            13          26
    Decrease in restricted cash                                                         817          --
                                                                                       ----        ----
               Net cash provided by financing activities                              6,224       3,316
                                                                                      -----       -----
               Net increase in cash                                                      89         609

CASH, beginning of period                                                               313         201
                                                                                        ---         ---
CASH, end of period                                                                $    402      $  810
                                                                                   --------      ------
CASH PAID FOR:
    Interest                                                                       $  3,090      $2,158
    Income taxes                                                                        208       1,131

SUPPLEMENTAL DISCLOSURES:
    Assets acquired under capitalized leases                                       $    586      $1,373
    Conversion of accrued interest into short-term debt                                 667          --


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      THIRD QUARTER FISCAL 1996 VS THIRD QUARTER FISCAL 1995

        Net sales for the third fiscal quarter ended April 28, 1996, increased $1.1 million, or 2.2%, to $48.8 million, compared to $47.7 million in the third quarter of fiscal 1995. Sales in the third quarter included $18.3 million of new and/or replacement products introduced since the beginning of the year and $4.0 million of higher sales of certain products carried over from the prior year. These sales increases were offset by a) $15.2 million of sales eliminated due to the discontinuation of products for prior year models, and b) $6.0 million of lower sales of certain carryover products.

        Gross profit in the third quarter ended April 28, 1996 decreased $181,000, or 3.1%, to $5.6 million, compared to gross profit of $5.8 million in the third quarter of fiscal 1995. As a percentage of net sales, gross profit was 11.5% compared to a gross profit of 12.1% in the same period of the prior year. The decrease in gross profit is primarily attributable to comparatively lower average unit margins on the product mix comprising total sales in the 1996 third quarter compared to the product mix sold in the third quarter of last year. The decrease in gross profit is also attributable to certain selling price reductions that took effect in January 1996.

        Selling, general and administrative expenses decreased $95,000, or 2.5%, for the three months ended April 28, 1996 to $3.7 million, compared to $3.8 million for the same period of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 7.7% in the third quarter this year compared to 8.0% in the 1995 period. The nominal reduction in selling, general and administrative expenses for the third quarter of fiscal 1996 is primarily attributable to economies resulting from the transfer of certain engineering and technical functions from several operating plants to the Company's technical facilities in Dearborn, Michigan.

        Interest expense in the third fiscal quarter ended April 28, 1996 increased $250,000, or 25.8%, to $1.2 million compared to $969,000 in the third quarter of fiscal 1995. The increase was due to a higher average level of borrowing under the Company's revolving line of credit.

        The Company's effective tax rate was 32.2% on pre-tax income of $659,000 in the third quarter ended April 28, 1996 compared to an effective tax rate of 40.9% on pre-tax income of $995,000 in the 1995 third quarter. The lower effective tax rate for the third quarter this year is due to the fact that pre-tax losses incurred during the first six months of the current fiscal year exceeded the amount the Company was eligible to carryback to prior years, and accordingly, the Company had the benefit of a net operating loss carryforward for utilization against the taxable income earned in the third fiscal quarter ended April 28, 1996.

        As a result of the foregoing, net income in the third quarter ended April 28, 1996 decreased $141,000, or 24.0%, to $447,000 compared to $588,000 in the third quarter of the prior year. Net income per share declined 27.3%, or $.03, to $.08 in the third quarter of fiscal 1996 compared to $.11 in the prior year period.

        FIRST NINE MONTHS FISCAL 1996 VS FIRST NINE MONTHS FISCAL 1995

        Net Sales in the nine months ended April 28, 1996, decreased $5.3 million, or 3.9%, to $128.7 million compared to $134.0 million in the first nine months of the prior fiscal year. Sales in the fiscal first nine months included $34.1 million of new and/or replacement products introduced during the period and $17.8 million of higher sales of products carried over from last year. These sales increases were offset by a) $42.8 million of sales eliminated due to discontinuation of pro-


ducts for prior year models, and b) $14.4 million of lower sales of certain carryover products.

        Gross profit for the nine months ended April 28, 1996 decreased $11.0 million, or 60.9%, to $7.0 million, compared to $18.0 million in the fiscal 1995 first nine months. As a percentage of net sales, gross profit for the first nine months this year was 5.5% compared to 13.4% in the same period of the prior year. Contributing to the substantially lower gross profit during the nine months ended April 28, 1996 were the comparatively lower sales, a product mix carrying narrower unit margins, a significant concentration of new product launches, and certain selling price reductions that took effect in January 1996. The Company also experienced relatively higher raw material costs that impacted operating performance during the first three months of the nine month period.

        Selling, general and administrative expenses in the nine months ended April 28, 1996 increased slightly to $11.0 million compared to $10.9 million in the fiscal 1995 nine months. As a percentage of net sales, selling, general and administrative expenses were 8.5% in the nine months compared to 8.2% in the same period of the prior year. The difference was primarily due to the comparatively lower sales volume in the nine months this year.

        Interest expense in the nine months ended April 28, 1996 increased $876,000, or 32.2%, to $3.6 million compared to $2.7 million in the 1995 fiscal nine months. The increase was due to higher average utilization of the Company's revolving line-of-credit.

        For the nine months ended April 28, 1996, before provision for income taxes, the Company incurred a loss of $7.5 million compared to pre-tax income of $4.4 million earned in the nine month period of the prior year. Due to the carryback of the nine-month net operating loss to prior years, an income tax benefit was available at an effective rate of 24% compared to an income tax expense rate of 41% for the first nine months of fiscal 1995.


        For the nine months ended April 28, 1996, the Company incurred a net loss of $5.7 million, or $1.05 per share, compared to net income of $2.6 million, or $.46 per share- earned in the first fiscal nine months of the prior year. The negative operating performance for the first nine months of fiscal 1996 was most pronounced in the first two quarters of the fiscal period. The most significant causes of adverse operating results during the first fiscal six months were lower sales, a product mix carrying lower unit margins, and costs associated with new product launches.


LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months ended April 28, 1996 activities related to a series of new product launches required additional investments in inventories totaling $1.7 million and a $13.7 million increase in accounts receivable. These increases added to a $5.7 million net loss for the period were offset by depreciation and amortization of $4.3 million and a $12.9 million increase in accounts payable resulting in net use of cash in operating activities of $3.1 million. This employment of cash in operations plus capital expenditures of $3.1 million in the first nine months were funded primarily by a $6.9 million increase in utilization of the Company's revolving line-of-credit.

        As a result of the foregoing, at April 28, 1996 total capitalization was $44.1 million including long-term debt of $30.9 million, or 70%, and stockholders' equity of $13.2 million, or 30%, of total capitalization. Meanwhile, during the first nine months net working capital decreased $7.0 million with the result that at April 28, 1996 the current ratio was .86 to 1.

        As a result of the foregoing, during the nine months ended April 28, 1996 there were conditions of non-compliance with technical covenants of certain of the Company's debt agreements. The holders thereof were advised and the


Company undertook negotiations for waivers and/or amendments. Accordingly, during March and April 1996, the Company entered into agreements with the holders of certain debt obligations which provide, among other things, for the rescheduling and extension of principal and interest payment due dates thereby avoiding and/or eliminating defaults and conditions of non-compliance with technical covenants of the debt agreements.

        Also during the third quarter, in addition to the measures undertaken to restore operations to profitable levels, the Company began pursuing alternatives for additional sources of liquidity to meet forecasted requirements. Several such alternatives have been identified and are continuing to be explored and considered.



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

Item 5.  Other Information.

                  On June 5, 1996, the Company entered into an agreement and plan of merger with Vemco Acquisition Corp., ("Vemco") a Delaware Corporation and wholly owned subsidiary of Venture Holdings Trust of Fraser, Michigan ("Venture"). The agreement calls for Vemco to commence a cash tender offer for all outstanding shares of the Company's common stock, $.10 par value, for $8.75 per share. Pursuant to the agreement, on June 11, 1996, Vemco commenced the cash tender offer.

                  The offer is conditioned upon, among other things, (1) there being validly tendered prior to the expiration of the offer that number of shares of the Company's common stock which, together with the shares then owned by Vemco or Venture, represents at least a majority of the shares of the Company's common stock outstanding on a fully-diluted basis, (2) Venture having received the financing contemplated by a commitment letter, dated June 3, 1996, from NBD Bank pursuant to which NBD Bank has committed to provide the financing necessary to purchase all outstanding shares of the Company's common stock pursuant to the offer and to refinance all outstanding indebtedness of the Company reflected on its reports filed with the Securities and Exchange Commission, (3) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or terminated, and (4) the Company having given notice of redemption for all convertible debentures which are redeemable at the Company's option in accordance with their terms.

                  Vemco has entered into agreements with Roger R. Phillips, William A. Taylor, Louis T. Enos, E Gordon Young, John G. Owens and Allan B. Freedman, directors and executive officers of the Company, pursuant to which each individual has granted an option to Venture to acquire all of the shares of the Company's common stock beneficially owned by them, to tender into the offer their Company shares (representing approximately 28.5% of the Company's outstanding shares on a fully-diluted basis); and to vote their shares in favor of the merger at any stockholders meeting that may be required to complete the acquisition.

                  Following the successful consummation of the tender offer, Vemco will be merged with and into the Company (the Company will be the surviving corporation) and the stockholders of the Company will receive $8.75 in cash for each of their shares of the Company's common stock.

                  In connection with the tender offer and plan of merger, on June 5, 1996 Vemco (the "Purchaser") entered into indemnity agreements with each of the directors and the chief financial officer of the Company (the "Indemnitees"), The agreements provide that among other things, under specified circumstances and subject to applicable laws and the Company's certificate of incorporation and bylaws, Purchaser will provide indemnification for all expenses reasonably incurred in the event that an Indemnitee becomes a participant in a proceeding by reason of or arising from an indemnifiable event - all as defined in the indemnity agreements. The indemnification will continue until the later of six years after the Indemnitee ceases to serve as a director or officer of the Company or the time of the final termination of all pending proceedings as to which the Indemnitee has the right to indemnification.

                  Also in connection with the tender offer and plan of merger, on June 5, 1996 Louis T. Enos, Allan B. Freedman, John G. Owens and E Gordon Young, each of whom is a director of the Company, entered into noncompetition agreements with the Company. Under the agreements, each individual agrees that for a period of five years following consummation of the merger he will not engage in competition (as defined in the agreements) with the Company or the Purchaser. The agreements also provide that commencing with the first day of the first calendar month following the consummation of the merger, the Company will a) pay the individuals (or his estate or heirs) $5,000 per month for 60 months; b) retain the individual and his spouse on the Company's long term health insurance policy until age 65, if and as long as permitted by applicable laws and the Com-



         pany's health care provider, and c) from age 65 until their death the Company will pay the monthly cost of Medicare Plan (b) and the AARP Supplemental Insurance Plan (f) or its equivalent. In the event that the individual and his spouse cease to be covered by the aforementioned health insurance plans, the Company will purchase equivalent insurance for them.

                  Also on June 5, 1996, the Company entered amendments to employment and noncompetition agreements with Roger R. Phillips, the Company's chief executive officer, and William A. Taylor, the Company's senior vice president. The agreement with Mr. Phillips provides for the extension of his term of employment to December 31, 1997 and the commencement of his noncompetition agreement on January 1, 1998. The agreement with Mr. Taylor provides for the termination of his employment on the last day of the month in which the merger is consummated and the commencement of his noncompetition agreement on the following day. Both Mr. Phillips and Mr. Taylor's noncompetition agreements include the same provisions as to term, payments and benefits as the aforementioned noncompetition agreements with Mssrs. Enos, Freedman, Owens and Young.

                  In connection with the agreement and plan of merger, on June 5, 1996 several corporate affiliates of the Purchaser (the "Guarantors") entered into a guarantee agreement with the Company and its directors and its chief financial officer (the "Beneficiaries"). Under the Guarantee, the Guarantors jointly and severally unconditionally guaranteed to the Company and the Beneficiaries the full performance of the Purchaser as to all of its obligations under the aforementioned agreement and plan of merger, the indemnity agreements, the noncompetition agreements and the amendments to employment and noncompetition agreements. The Guaranty also provides for recovery by the Company and the Beneficiaries of all costs and expenses incurred by them as a result of the enforcement of the Guarantors' obligations, including attorneys' fees.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index is set forth below.

         (b)      None.



                                  EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

 EXHIBIT
  NO.                   TITLE                                 METHOD OF FILING
 3.1       Certificate of Incorporation                    Incorporated by reference
                                                           from Form 10-K, Exhibit 3.01,
                                                           filed on October 24, 1992

 3.2       Amended and Restated By-Laws                    Incorporated by reference from
                                                           Form 10-K, Exhibit 3.2, filed
                                                           on October 30, 1995

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

10.75      First Amendment to Amended and                  Incorporated by reference from
           Restated Credit Agreement among Bailey          Form 10-K, Exhibit 10.75 filed
           Corporation, Bailey Manufacturing               on October 30, 1995
           Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as
           of September 20, 1994

10.76      Environmental Indemnity Agreement by            Incorporated by reference from
           Bailey Corporation, Bailey Manufactur-          Form 10-K, Exhibit 10.76 filed
           ing Corporation, Bailey Transportation          on October 30, 1995
           Products, Inc. in favor of BayBank,
           dated as of October 10, 1994


10.77      Second Amendment to Amended and                 Incorporated by reference from
           Restated Credit Agreement and                   Form 10-K, Exhibit 10.77 filed
           Amendment to Revolving Note among               on October 30, 1995
           Bailey Corporation, Bailey Manufactur-
           ing Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as
           of April 6, 1995

10.78      Third Amendment to Amended and Restated         Incorporated by reference from
           Credit Agreement and Second Amendment           Form 10-K, Exhibit 10.78 filed
           to Revolving Note among Bailey Corp-            on October 30, 1995
           oration, Bailey Manufacturing Corporation,
           Bailey Transportation Products, Inc. and
           BayBank, dated as of May 12, 1995

10.79      Fourth Amendment to Amended and Restated        Incorporated by reference from
           Credit Agreement, Third Amendment to            Form 10-K, Exhibit 10.79 filed
           Revolving Note and Modification of Third        on October 30, 1995
           Amendment to Amended and Restated Credit
           Agreement among Bailey Corporation,
           Bailey Manufacturing Corporation, Bailey
           Transportation Products, Inc. and BayBank,
           dated as of July 28, 1995

10.80      Fixed Maturity Carve Out Note dated July        Incorporated by reference from
           28, 1995, in the amount of $4,000,000           Form 10-K, Exhibit 10.80 filed
           from Bailey Corporation, Bailey                 on October 30, 1995
           Manufacturing Corporation and Bailey
           Transportation Products, Inc. payable
           to BayBank

10.81      Fifth Amendment to Amended and Restated         Incorporated by reference from
           Credit Agreement and Modification of            Form 10-K, Exhibit 10.81 filed
           Third and Fourth Amendments, among Bailey       on October 30, 1995
           Corporation, Bailey Manufacturing
           Corporation, Bailey Transportation
           Products, Inc. and BayBank, dated as of
           September 1, 1995

10.82      Agreement between Bailey Manufacturing          Incorporated by reference from
           Corporation and Emhart Corporation              Form 10-K, Exhibit 10.82 filed
           regarding the Solvents Recovery Service         on October 30, 1995
           of New England Superfund Site and the
           Old Southington Landfill Superfund Site,
           dated February 10, 1995

10.83      Joint Declaration between Bailey                Incorporated by reference from
           Manufacturing Corporation and Emhart            Form 10-K, Exhibit 10.83 filed
           Corporation regarding the Solvents              on October 30, 1995
           Recovery Service of New England Site
           and the Old Southington Landfill Site

10.84      Sixth Amendment to                              Filed Herewith
           Amended and Restated
           Credit Agreement among
           Bailey Corporation,
           Bailey Manufacturing
           Corporation, Bailey
           Transportation Products,
           Inc. and BayBank dated
           as of March 1, 1996

10.85      Release and Settlement                          Filed Herewith
           Agreement between
           Bailey Corporation and
           Premix/E.M.S., Inc.
           dated March 14, 1996.

10.86      Extension Agreement                             Filed Herewith
           and Amendment between
           Bailey Corporation and
           Bailey Manufacturing
           Corporation and the
           Boler Company dated
           April 24, 1996.


11.1       Computation of                                  Filed herewith (included in Condensed
           Net Income Per Share                            Consolidated Statements of Operations
                                                           for the three months ended
                                                           April 28, 1996  and April 30, 1995)


21.1       Subsidiaries of Bailey Corporation              Incorporated by reference from
                                                           Form 10-K, Exhibit 22.1 filed
                                                           on October 30, 1995


                                       13


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


                                               BAILEY CORPORATION
                                               ------------------
                                               Registrant


Date: June 12, 1996                            /s/  Leonard J. Heilman
                                               -----------------------
                                               Leonard J. Heilman
                                               Executive Vice President -
                                               Finance and Administration,
                                               Treasurer and Assistant Secretary
                                               (principal financial and
                                                accounting officer)



                                       14